Form 10-Q
period 1996-03-31
CONDUCTUS INC
filed 1996-05-13
CIK 884621

                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

|x|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
                               -----    ------
COMMISSION FILE NUMBER  #0-11915

                                   CONDUCTUS, INC.
                (Exact name of registrant as specified in its charter)

    Delaware                                          77-0162388
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     Incorporation or organization)                   Identification No.)

     969 W. Maude Avenue, Sunnyvale California                  94086
- --------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                    (408) 523-9950
- --------------------------------------------------------------------------------
                 (Registrants Telephone Number, including area code)

                                    Not Applicable
- --------------------------------------------------------------------------------

      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes   x    No
                                        -----     -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at March 31, 1996: 5,733,255

                                  Total pages: 14
                                  Index to Exhibits to be found on page 13

                                   CONDUCTUS, INC.
                                        Index

PART I:  FINANCIAL INFORMATION                                           PAGE
         ---------------------                                            ----

         ITEM 1    FINANCIAL STATEMENTS
                   Balance Sheets at March 31, 1996
                      and December 31, 1995                                3
                   Statements of Operations
                      for the Three Months Ended
                      March 31, 1996 and 1995                              4
                   Statements of Cash Flows
                      for the Three Months Ended
                      March 31, 1996 and 1995                              5
                   Notes to Financial Statements                           6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS.                                       8


PART II: OTHER INFORMATION

         ITEM 1:   LEGAL PROCEEDINGS                                      11
         ITEM 2:   CHANGES IN SECURITIES                                  11
         ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                        11
         ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS
         ITEM 5:   OTHER INFORMATION                                      11
         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                       11

Signatures                                                                12

Exhibit Index                                                             13

Exhibits......
                   Statements of Computation of Loss
                          Per Share                                       14

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                   CONDUCTUS, INC.
                                    BALANCE SHEETS


                                                                      March 31,          December 31,
                                                                        1996                1995
                                                                   ---------------     ---------------
                                      ASSETS                         (Unaudited)
Current assets:
  Cash and cash equivalents                                      $      582,303      $      272,410
  Short-term investments                                              1,528,028           2,880,464
  Accounts receivable, net                                            2,967,562           3,251,147
  Inventories, net                                                    1,055,434             765,424
  Prepaid expenses and other assets                                     151,155             285,404
                                                                   ---------------     ---------------
     Total current assets                                             6,284,482           7,454,849
Property and equipment, net                                           2,555,893           2,550,042
Other assets                                                             96,912             123,340
                                                                   ---------------     ---------------
       Total assets                                              $    8,937,287      $   10,128,231
                                                                   ---------------     ---------------
                                                                   ---------------     ---------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    1,603,555       $   1,621,424
  Other accrued liabilities                                             786,104             821,230
  Current portion of long-term debt                                     809,421             687,736
  Obligations under capital leases, current portion                      11,249              37,894
                                                                   ---------------     ---------------
     Total current liabilities                                        3,210,329           3,168,284
Long-term debt, net of current portion                                1,258,228           1,146,227
                                                                   ---------------     ---------------
     Total liabilities                                                4,468,557           4,314,511
                                                                   ---------------     ---------------

Stockholders' equity:
  Common stock                                                              574                 570
  Additional paid-in capital                                         30,069,797          30,035,358
  Unrealized gain on short-term investments, net"                           319                 626
  Accumulated deficit                                               (25,601,960)        (24,222,834)
                                                                   ---------------     ---------------
   Total stockholders' equity                                         4,468,730           5,813,720
                                                                   ---------------     ---------------
      Total liabilities and stockholders' equity                 $    8,937,287      $   10,128,231
                                                                   ---------------     ---------------
                                                                   ---------------     ---------------


                               See accompanying notes.

                                   CONDUCTUS, INC.

                               STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                 For the Three Months Ended
                                            ------------------------------------
                                                 March 31,           March 31,
                                                   1996                1995
                                            ------------------   ---------------

Revenues:
   Contract                                 $      2,213,762   $     1,643,486
   Product sales                                     397,497           369,456
                                            ------------------   ---------------
       Total revenue                               2,611,259         2,012,942

Costs and expenses:
   Cost of product sales                             256,300           166,002
   Research and development                        2,743,131         2,577,387
   Selling, general and administrative             1,006,518           827,281
                                            ------------------   ---------------
       Total costs and expenses                    4,005,949         3,570,670
                                            ------------------   ---------------

       Loss from operations                       (1,394,690)       (1,557,728)

Interest income                                       27,329            80,101
Other income (expense)                                24,521           (68,799)
Interest expense                                     (36,286)          (24,032)
                                            -----------------    ---------------
    Net loss                               $      (1,379,126)    $  (1,570,458)
                                            ------------------   ---------------
                                            ------------------   ---------------

Net loss per common share                  $            0.24     $        0.29
                                            ------------------   ---------------
                                            ------------------   ---------------

Shares used in computing per share amounts         5,706,000         5,397,000
                                            ------------------   ---------------
                                            ------------------   ---------------


                               See accompanying notes.

                                   CONDUCTUS, INC.

                               STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                             For the Three Months Ended
                                                       ------------------------------------
                                                            March 31,           March 31,
                                                              1996                1995
                                                       ------------------  ----------------

Cash flows from operating activities:
  Net loss                                            $     (1,379,126)   $   (1,570,458)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                              245,592           271,816
    (Increase) decrease in:
       Accounts receivable                                     283,585           290,321
       Inventory                                              (290,010)         (174,030)
       Prepaid expenses and other current assets               134,249            52,561
       Other assets                                             (2,260)           (1,499)
    Increase (decrease) in:
       Accounts payable and other accrued liabilities          (52,995)          313,306
                                                       ------------------  ----------------
         Net cash used in operating activities              (1,060,965)         (817,983)
                                                       ------------------  ----------------


Cash flows from investing activities:
  Proceeds from sales of short-term investments              4,132,703        17,626,192
  Purchases of short-term investments                       (2,780,267)      (16,851,948)
  Acquisition of property and equipment                       (252,258)         (386,870)
  Proceeds from sales of assets                                 29,196
                                                       ------------------  ----------------
         Net cash provided by investing
           activities                                        1,129,374           387,374
                                                       ------------------  ----------------

Cash flows from financing activities:
  Proceeds from borrowings                                     405,620           322,247
  Net proceeds from issuance of common stock                    34,443            32,066
  Principal payments on long-term debt                        (171,934)
  Principal payments under capital lease obligations           (26,645)          (39,507)
           Net cash provided by financing              -----------------   ----------------
             activities                                        241,484           314,806
                                                       ------------------  ----------------

             Net increase (decrease) in cash and cash
               equivalents                                     309,893          (115,803)
Cash and cash equivalents at beginning of period               272,410           504,763
                                                       ------------------  ----------------
Cash and cash equivalents at end of period            $       582,303     $      388,960
                                                       ------------------  ----------------

                               See accompanying notes.

CONDUCTUS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    FISCAL YEAR:
         The Company uses a 52-53 week fiscal year ending on the last Friday of the month. For convenience of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of each applicable period.

    UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year.

         The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    INVENTORIES:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Appropriate consideration is given to obsolescence, excessive levels and other factors in evaluating net realizable value.

    COMPUTATION OF NET LOSS PER COMMON SHARE:

         Net loss per common share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

2.  INVESTMENTS

    Investments are summarized below:

                                                           March 31, 1996          December 31, 1995
                                                        ----------------------   ------------------------
                                                          Cost       Market         Cost       Market
                                                          Basis      Basis          Basis      Value
                                                        ----------------------   ------------------------
    Debt securities:
         Preferred bonds                                 $500,000    $500,000       $500,000    $500,000
         U.S. government & related agency securities      499,125     499,112        795,897     796,902
         Commercial paper                                 494,321     494,653      1,499,909   1,499,530
         Accrued interest                                   5,146       5,146         43,128      43,128
         Other                                             29,117      29,117         40,904      40,904
                                                        ---------  ----------    -----------  -----------
    Total                                               1,527,709   1,528,028      2,879,838   2,880,464
    Allowance for unrealized gain                             319           -            626           -
                                                        ---------  -----------   -----------  -----------
    Total                                              $1,528,028  $1,528,028     $2,880,464  $2,880,464
                                                        ---------  -----------   -----------  -----------
                                                        ---------  -----------   -----------  -----------

3.  INVENTORIES:

         Inventories net of reserves at March 31, 1996 and December 31, 1995 of $81,000 comprise:

                                  March 31, 1996           December 31, 1995
                                  --------------           -----------------

    Raw materials                   $370,513                  $299,619
    Work in process                  634,466                   431,882
    Finished goods                    50,455                    33,923
                                   ----------                  --------
                                  $1,055,434                  $765,424
                                   ----------                  --------
                                   ----------                  --------



4.  LONG TERM DEBT:

         In March 1996, the Company obtained a $1,000,000 credit facility with a financial institution primarily to finance costs associated with the acquisition of equipment. Borrowings are at the bank's prime rate plus 1.0% (9.5% at March 31, 1996) with interest paid monthly, and are collateralized by the related equipment. Principal installments commence July 1996 for a thirty month period. At March 31, 1996, approximately $594,000 was available under the credit facility.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Conductus was formed in 1987 to develop, manufacture, and market electronic components and systems based on superconductors for applications in magnetic sensing, magnetic resonance instrumentation, wireless communications and digital electronics. Through December 31, 1992, the Company was in the development stage primarily involved in developing its product technology, recruiting personnel and raising capital.

As of March 31, 1996, Conductus had accumulated losses of approximately $25,602,000 and such accumulated losses are expected to increase due to the Company's planned expansion of its operations.

All dollar amounts in this section have been rounded to thousands.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

The Company's total revenues increased to $2,611,000 for the first quarter of 1996, an 30% increase over the $2,013,000 for the same period in 1995. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts increased to $2,214,000 in the period from $1,643,000 in the same period in the prior year and represented 85% and 82% of total revenue for the periods, respectively. At March 31, 1996, Conductus had a backlog of $5,577,000 under existing U.S. government contracts, most of which is to be performed in the next 12 months, and $7,760,000 in awards from U.S. government agencies for which such agencies had not yet entered into research contracts with the Company. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

Revenues from sales of large-scale superconducting magnetic systems, SQUIDs, HTS thin films and other products increased to $397,000 in the first quarter of 1996, an 8% increase over the $369,000 of product sales in same period in the prior year. The increase is in the first quarter of 1996 is primarily related to magnetic sensing systems and instruments. The large scale magnetic sensing systems have large unit prices and are sold in low volumes, and thus significant fluctuations in sales of these systems may occur between quarters. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

Cost of product sales increased to $256,000 for the first quarter of 1996, a 54% increase over the $166,000 for the same period in 1995. The increase in cost of product sales was directly related to increased product sales. Gross margins decreased to 36% in the first quarter of 1996 from 55% in the prior year. The reduction reflects changes in commercial product mix for both quarters. Large systems margins may vary based on options included and may have downward impacts on margins Costs of contract revenues are included in research and development expenses.

Research and development expenses increased to $2,743,000 in the first quarter of 1996, a 6% increase over the $2,577,000 for the same period in 1995. The increase is partly attributable to increased expenditures for the development of commercial products, particularly addressing the communications markets, cellular and PCS. The contract cost portion increased ratably from period to period as a result of increased contract revenues in the first quarter of 1996 compared to the first quarter of 1995. The Company expects to continue to incur significant research and development expenses as it seeks to market additional products.

Selling, general and administrative expenses increased to $1,007,000 for the first quarter period of 1996 a 22% increase over the $827,000 for the same period in 1995. These costs increased in 1996 compared to the prior year due to increased sales costs associated with the representative network for magnetic sensing and instrument products and the increasing size of the Company. Headcount increased to 106 at March 31, 1996 from 101 at March 31, 1995. Additionally, as the Company begins to market commercial products, there will be additional sales and marketing costs over those incurred in the first quarter of 1996.

The Company's total operating expenses increased to $4,006,000 for the first quarter period in 1996, a 12% increase over the $3,571,000 for the same period in 1995 for the reasons described above.

Interest income was $27,000 in the first quarter period of 1996 compared to $80,000 during the same period in 1995. The primary reason for the decrease is due to decreasing cash and investments which is partly offset by higher interest
rates.   Interest charges increased on the Company's debt financing to approximately $36,000 in the first quarter period of 1996 compared to $24,000 for the same period in 1995, due to purchases of capital equipment.

The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's aggregate cash, cash equivalents and short-term investments totaled $2,110,000. The Company had financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $14,645,000 raised in private placement financings, $25,529,000 from U.S. government contracts, $4,823,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loan and $3,183,000 in interest income.

Net cash used in operations was $1,073,000 for the first quarter period of 1996 as compared to $818,000 for the same period in 1995. The increase in net cash used in operating activities in the first quarter of 1996 over the same quarter of the prior year was primarily due to continued operating losses, increases in inventory for products, and decreases in current liabilities, offset to some extent by reductions in accounts receivables. The Company anticipates that its accounts receivable from revenues under U.S. government contracts and product sales, as well as inventories, may increase during 1996. Such increases will result in the use of additional cash in operating activities.

Net cash from investing activities was $1,141,000 for the first quarter of 1996 compared to $387,000 for the first quarter of 1995. During both quarters, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment.

Net cash from financing activities was $241,000 for the first quarter of 1996 compared to net cash used in financing activities of $315,000 in the first quarter of prior year. Net cash provided by financing activities in the first quarter of 1996 were primarily due to borrowings under the Company's equipment term loan offset by principal payments under capital lease obligations.

The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use approximately $1.2M of cash to support its current facilities and equipment requirements in 1996. The actual amount of the Company's future capital requirements exclusive of facilities will depend on many factors that affects its business. Conductus anticipates that its existing available cash should be adequate to fund the Company's operations for at least 1996. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS -  NOT APPLICABLE.

ITEM 2:  CHANGES IN SECURITIES - NOT APPLICABLE.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS - NOT APPLICABLE.

ITEM 5:  OTHER INFORMATION - NOT APPLICABLE.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
           (A) EXHIBITS - SEE BELOW
           (B) REPORTS ON FORM 8-K - NOT APPLICABLE.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDUCTUS, INC.
                                       Registrant


Dated May 10, 1996                     /s/ William J. Tamblyn
                                        --------------------------------------
                                       William J. Tamblyn
                                       Chief Financial Officer and
                                       Duly Authorized Officer



                                       /s/ Charles E. Shalvoy
                                        --------------------------------------
                                       Charles E. Shalvoy
                                       President and Chief Executive Officer
                                       and Duly Authorized Officer

                                    EXHIBIT INDEX

                                                                Sequential
Exhibits                                                        Page Number
- --------                                                        -----------

11.01  Statements of Computation of                                 14
       Loss Per Share

                                                                   EXHIBIT 11.01

                                   CONDUCTUS, INC.

                     STATEMENTS OF COMPUTATION OF LOSS PER SHARE
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                  For the Three Months Ended
                                  ---------------------------
                                     March 31,    March 31,
                                      1996          1995
                                  ------------   ---------

Net loss                           $(1,379)       $ (1,570)
                                   -------        --------

Weighted average number of
    shares outstanding               5,706           5,397
                                     -----           -----


Common and common
    equivalent shares used
    in computing per share
    amounts                          5,706           5,397
                                   -------        --------
                                   -------        --------


Net loss per share                $  (0.24)      $   (0.29)
                                  --------       ---------
                                  --------       ---------