Form 10-Q
period 1996-06-28
CONDUCTUS INC
filed 1996-08-09
CIK 884621

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q
                                      (MARK ONE)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

   EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED JUNE 28, 1996 OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM     TO

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
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes X  No
                                       ---   ------------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at July 31, 1996:  6,791,099

                                            Total pages: 18
                                            Index to Exhibits to be found on
                                            page 17

                                   CONDUCTUS, INC.
                                        Index

PART I:       FINANCIAL INFORMATION                                PAGE

         ITEM 1    FINANCIAL STATEMENTS
                   Balance Sheets at June 30, 1996
                        and December 31, 1995                        3
                   Statements of Operations
                        for the Three and Six Months Ended
                        June 30, 1996 and 1995                       4
                   Statements of Cash Flows
                        for the Six Months Ended
                        June 30, 1996 and 1995                       5
                   Notes to Financial Statements                     6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS.                               9


PART II: OTHER INFORMATION

         ITEM 1:   LEGAL PROCEEDINGS                                13
         ITEM 2:   CHANGES IN SECURITIES                            13
         ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                  13
         ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                          14
         ITEM 5:   OTHER INFORMATION                                15
         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                 15

Signatures                                                          16

Exhibit Index                                                       17

Exhibits......
                   Statements of Computation of Loss
                                      Per Share                     18

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                                   CONDUCTUS, INC.
                                    BALANCE SHEETS



                                                    JUNE 30,        DECEMBER 31,

                                                     1996              1995

                                                   ----------        -----------
                      ASSETS                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                  $     111,840     $      272,410
   Short-term investments                             2,442          2,880,464
   Restricted cash and cash equivalents           1,047,300              -
   Accounts receivable, net                       3,170,967          3,251,147
   Inventory, net                                 1,220,762            765,424
   Prepaid and other assets                         174,668            285,404
                                                  -------------   --------------
     Total current asset                          5,727,979          7,454,849
Property and equipment, net                       2,691,914          2,550,042
Other assets                                         77,762            123,340
                                                  -------------   --------------
     Total assets                             $   8,497,655     $   10,128,231
                                                  -------------   --------------
                                                  -------------   --------------
                      LIABILITIES
Current liabilities:
   Bank line of credit                        $     100,000
   Accounts payable                               1,969,393     $    1,621,424
   Other accrued liabilities                        987,115            821,230
   Current portion of long-term debt                930,399            687,736
   Obligations under capital leases,
    current portion                                   6,500             37,894
                                                  -------------   --------------
     Total current liabilities                    3,993,407          3,168,284
Long-term debt, net of current portion            1,166,352          1,146,227
                                                  -------------   --------------
     Total liabilities                            5,159,759          4,314,511
                                                  -------------   --------------
                      STOCKHOLDERS' EQUITY

Common stock                                            594                570
Additional paid-in capital                       30,285,785         30,035,358
Unrealized gain on short-term investments, net       -                     626
Accumulated deficit                             (26,948,483)       (24,222,834)
                                                 --------------   --------------
   Total stockholders' equity                     3,337,896          5,813,720
                                                 --------------   --------------
     Total liabilities and stockholders'
      equity                                  $   8,497,655     $   10,128,231
                                                 --------------   --------------

                               See accompanying notes.

                                   CONDUCTUS, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                    Three Months Ended June 30,     Six Months Ended  June 30,
                                                    ----------------------------   ---------------------------
                                                         1996           1995           1996          1995
                                                    ------------   --------------   ----------   -------------
Revenues:
  Contract                                        $    2,406,751  $   1,854,883   $  4,620,513  $  3,498,370
  Product                                                604,095        547,500      1,001,592       916,956
                                                      ------------   --------------  -----------  ------------
    Total revenues                                     3,010,846      2,402,383      5,622,105     4,415,326

Operating expenses:
  Cost of products                                       407,384        287,722        663,684       453,725
  Research and development                             2,970,733      2,335,483      5,713,863     4,912,870
  Selling, general and administrative                    951,194        957,965      1,957,712     1,785,246
                                                      ------------   --------------  -----------  -----------
     Total operating expenses                          4,329,311      3,581,170      8,335,259     7,151,841
                                                      ------------   --------------  -----------  -----------

     Loss from operations                             (1,318,465)    (1,178,787)    (2,713,154)   (2,736,515)

Interest income                                           22,014         67,281         49,341       147,382
Other income (expense)                                       321        (21,589)        24,842       (90,388)
Interest expense                                         (50,392)       (28,189)       (86,678)      (52,221)
                                                      ------------   --------------  -----------  -----------
   Net loss                                       $   (1,346,522) $  (1,161,284)  $ (2,725,649) $ (2,731,742)

                                                      ------------   --------------  -----------  -----------
                                                      ------------   --------------  -----------  -----------

Net loss per common share                         $       (0.23)  $       (0.21)  $      (0.48) $      (0.50)
                                                      ------------   --------------  -----------  -----------
                                                      ------------   --------------  -----------  -----------


Shares used in computing per share amounts            5,749,000       5,487,000      5,728,000     5,442,000
                                                      ------------   -------------  -----------   -----------
                                                      ------------   -------------  -----------   -----------

                             See accompanying notes.


                                   CONDUCTUS, INC.

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                     1996                1995
                                               -------------      --------------

Net loss                                     $   (2,725,649)    $   (2,731,742)
Adjustments to reconcile net loss
 to net cash used
  in operating activities:
  Depreciation and amortization                     504,425            450,465
  (Increase) decrease in:
    Accounts receivable                              80,180           (183,704)
    Inventory                                      (455,339)          (319,333)
    Prepaid expenses and other
     current assets                                 110,736            150,323
    Other assets                                     (2,261)
  Increase (decrease) in:
    Accounts payable and other
     accrued liabilities                            513,853            305,801
                                               --------------      -------------
    Net cash used in operating activities        (1,974,055)        (2,328,190)
                                               --------------      -------------

Cash flows from investing activities:
  Proceeds from sales of short-term
   investments                                    5,394,351         26,754,062
  Purchases of short-term investments            (3,564,255)       (24,218,253)
  Acquisition of property and equipment            (627,653)        (1,104,486)
  Proceeds from sales of assets                      29,196
                                               --------------      -------------
      Net cash provided by investing
        activities                                1,231,639          1,431,323
                                               --------------      -------------
Cash flows from financing activities:
  Proceeds from borowings                           706,657          1,216,466
  Net proceeds from issuance of common stock        250,451            369,397
  Principal payments under capital
   lease obligations                                (31,394)           (75,062)
  Principal payments on long term debt             (343,868)
                                               --------------      -------------
      Net cash provided by financing
        activities                                  581,846          1,510,801
                                               --------------      -------------
        Net increase (decrease) in cash
         and cash equivalents                      (160,570)           613,934
Cash and cash equivalents at beginning of
 period                                             272,410            504,763
                                               --------------      -------------
Cash and cash equivalents at end of period      $   111,840      $   1,118,697
                                               --------------      -------------
                                               --------------      -------------


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

    UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.  INVESTMENTS

    Investments are summarized below:
                              June 30, 1996             December 31, 1995
                          -------------------------   ------------------------
                             Cost        Market          Cost        Market
                             Basis       Value           Basis       Value
                          -------------------------   ------------------------
    Debt securities:
         Preferred bonds                                $500,000      $500,000
         U.S. government &
         related agency
          securities                                     795,897       796,902
         Commercial paper                              1,499,909     1,499,530
         Accrued interest                                 43,128        43,128
         Other              $2,442         $2,442         40,904        40,904
                             --------------------------------------------------
    Total                    2,442          2,442      2,879,838     2,880,464
    Allowance for
     unrealized gain             -              -            626             -
                             --------------------------------------------------
    Total                   $2,442         $2,442     $2,880,464    $2,880,464
                             --------------------------------------------------
                             --------------------------------------------------

3.  INVENTORIES:

         Inventories net of reserves at June 30, 1996 and December 31, 1995 of $81,000 comprise:

                      June 30, 1996    December 31, 1995
                     ---------------   -----------------
    Raw materials         $453,138       $299,619
    Work in process        718,803        431,882
    Finished goods          48,821         33,923
                     ---------------   -----------------
                        $1,220,762       $765,424
                     ---------------   -----------------
                     ---------------   -----------------
4.  BANK LINE OF CREDIT:

         In June 1996, the Company modified its line of credit facility with a bank to renegotiate borrowing levels and certain restrictions on cash balances. At June 30, 1996 approximately $770,000 was available under the credit line.

5.  LONG TERM DEBT:

         In March 1996, the Company obtained a $1,000,000 credit facility with a financial institution primarily to finance costs associated with the acquisition of equipment. Borrowings are at the bank's prime rate plus 2.0% (10.25% at June 30, 1996) with interest paid monthly, and are collateralized by the related equipment. Principal installments commence July 1996 for a thirty month period. At June 30, 1996, approximately
        $393,000 was available under the credit facility.

6.  SUBSEQUENT EVENT:

         On July 1, 1996, the Company issued 1,000,000 shares of common stock in a public offering for net proceeds of approximately $10 million, which will be used for working capital, retirement of lines of credit and further development of its superconducting products. The completion of the offering will eliminate restrictions on cash balances and reduce interest rates on borrowings.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10K AT AND FOR THE YEAR ENDED DECEMBER 31, 1995 AND IN THE FINAL PROSPECTUS DATED JUNE 26, 1996 INCLUDED AS PART OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1
(NO. 333-3815). THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the communications, healthcare and instrumentation markets. In May 1993, Conductus acquired Tristan Technologies, Inc. ("Tristan"), a San Diego, California-based company founded in 1991, that designed, manufactured and sold large-scale magnetic sensing systems and instrumentation. In June 1994, Tristan became the Conductus Instrument & Systems Division. As of June 30, 1996, Conductus had accumulated losses of approximately $26,948,000 and expects to incur additional losses at least during 1996 due to the Company's planned expansion of operations. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

The Company's total revenues increased to $3,011,000 for the second quarter of 1996, a 25% increase over the $2,402,000 for the same period in 1995. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts increased to $2,407,000 in the period from $1,855,000 in the same period in the prior year and represented 80% and 77% of total revenue for the periods, respectively. At June 30, 1996, Conductus had approximately $1,625,000 in contracts and grants and $8,450,000 in awards for future research and development. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

Revenues from sales of large-scale superconducting magnetic systems, SQUIDs, HTS thin films and other products increased to $604,000 in the second quarter of 1996, a 10% increase over the $548,000 of product sales in same period in the prior year. The increase in the second quarter of 1996 is primarily related to superconductivity systems and instruments. The large scale superconducting systems have large unit prices and are sold in low volumes, and thus significant fluctuations in sales of these systems may occur between quarters. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

Cost of product sales increased to $407,000 for the second quarter of 1996, a 41% increase over the $288,000 for the same period in 1995. The increase in cost of product sales was directly related to increased product sales. Gross margins decreased to 33% in the second quarter of 1996 from 48% in the prior year. The reduction reflects changes in commercial product mix for both quarters. Large systems margins may vary based on options included and the high start-up costs associated with them may reduce margins. Margins are expected to improve to the extent unit volumes increase. Costs of contract revenues are included in research and development expenses.

Research and development expenses increased to $2,971,000 in the second quarter of 1996, a 27% increase over the $2,335,000 for the same period in 1995. The increase is partly attributable to increased expenditures for the development of commercial products, particularly products addressing the cellular and PCS wireless communications markets. Additionally, the portion of research and development expenses attributable to contract costs increased as a result of increased contract revenues in the second quarter of 1996 compared to the second quarter of 1995. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

Selling, general and administrative expenses decreased to $951,000 for the second quarter period of 1996, a 1% decrease over the $958,000 for the same period in 1995. These costs decreased in 1996 compared to the prior year due to tight cost controls offset by increase recruiting and marketing activity. Headcount increased to 120 at June 30, 1996 from 109 at June 30, 1995. Additionally, as the Company begins to market commercial products, there will be additional sales and marketing costs over those incurred in 1995.

The Company's total operating expenses increased to $4,329,000 for the second quarter period in 1996, a 21% increase over the $3,581,000 for the same period in 1995 for the reasons described above.

Interest income was $22,000 in the second quarter period of 1996 compared to $67,000 during the same period in 1995. The primary reason for the decrease is due to decreasing cash and investments which is partly offset by higher interest rates. Interest charges increased on the Company's debt financing to approximately $50,000 in the second quarter period of 1996 compared to $28,000 for the same period in 1995, due to purchases of capital equipment.

The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $14,645,000 raised in private placement financing, $27,936,000 from U.S. government contracts, $5,124,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loan and $3,205,000 in interest income. In addition, on July 1, 1996 the Company received approximately $10,000,000 in net proceeds from a follow-on public offering of Common Stock. As of June 30, 1996, the Company had aggregate cash, cash equivalents and short-term investments of $114,000, without giving effect to the follow-on offering, and restricted cash of approximated $1,047,000, which was released from restriction upon completion of the follow-on offering.

Net cash used in operations was $1,974,000 for the first six months of 1996 as compared to $2,328,000 for the same period in 1995. The decrease in net cash used in operating activities in the first six months of 1996 over the same period of the prior year was primarily due to comparable levels of operating losses, a modest increase in depreciation and amortization in 1996 compared to 1995, a small reduction in accounts receivables in 1996 compared to an increase in accounts receivable in 1995 and a larger increase in liabilities in 1996 compared to 1995 offset by increases in inventory and a reduction in certain assets in 1996 compared to 1995. The Company anticipates that its accounts receivable from revenues under U.S. government contracts and product sales, as well as inventories, will remain constant or increases during 1996, while current liabilities will decrease. Such decreases in liabilities will result in the use of additional cash in operating activities.

Net cash from investing activities was $1,232,000 for the first six months of 1996 compared to $1,431,000 for the first six months of 1995. During both periods, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment.

Net cash from financing activities was $582,000 for the first six months of 1996 compared to net cash provided by financing activities of $1,510,000 in the first six months of the prior year. Net cash provided by financing activities in the first six months of 1996 were primarily due to borrowings under the Company's equipment term loan, issuance of equity through the exercise of options and the purchase of stock under the Company's employee stock purchase plan offset by principal payments under long term debt and capital lease obligations.

The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use approximately $1.0 million of cash to support its current facilities and equipment requirements in the remainder of 1996.

The actual amount of the Company's future capital requirements exclusive of facilities will depend on many factors that affects its business. Conductus anticipates that its existing available cash including monies received in its follow-on public offering completed July 1, 1996 should be adequate to fund the Company's operations for at least the next year. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is subject to a number of risks and uncertainties that may have a material adverse effect the Company's business, financial condition and results of operations. These risks include the following factors relating to the Company: early stages of superconductive electronics markets; accumulated deficit and anticipated future losses; uncertainty of financial results; quarterly fluctuations; high degree of dependence upon other complementary technologies; reliance on limited- or sole-source suppliers; dependence on incorporation of potential products and third party systems; extensive reliance on collaborative relationships; rapid technological change; intense competition techniques; competing technologies; uncertainty of patent and proprietary rights; risks of litigation; dependence on license technology; substantial future capital needs; limited commercial manufacturing capabilities; need to develop infrastructure to support commercialization; limited outlets for certain products; high degree of dependence upon government contracts; highly regulated potential product applications; environmental regulations; attraction and intention of key employees ; volatility of stock price; effect of certain charter provisions; anti-takeover effects of restated certificate of incorporation and bylaw provisions of Delaware laws; shares eligible for future sales; registration rights; absence of dividends; and dilution. These risks are discussed in detail in the "Risk Factors" section on page 6 of the Company's final prospectus dated June 26, 1996 included in its Registration Statement on Form S-1 (Registration No. 333-3815). A copy of the Registration Statement may be inspected by anyone without charge at the offices of Securities and Exchange Commission at 450 5th Street, N.W., Washington, D.C. 20549, and copies of all or any part thereof may be obtained from Public Reference Section of the Securities and Exchange Commission at such address, upon payment of certain prescribed fees.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS -  NOT APPLICABLE.

ITEM 2:  CHANGES IN SECURITIES - NOT APPLICABLE.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The Annual Meeting of Stockholders was held on May 23, 1996

         (b) The meeting included the election of the Board of Directors, submitted as Item No.1, whose names are as follows:
              John F. Shoch
              Anthony Sun
              Richard W. Anderson
              Martin Cooper
              Charles E. Shalvoy
              Robert Saldich

         (c)  Other matters voted upon at the stockholders meeting were:

    Item No. 2, Approval of Amendments to 1992 Stock Option/Stock Issuance
                  Plan;
    Item No. 3, Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's Independent Accountants for the year ended December 31, 1996.

    Shares of Common Stock voted were as follows:

Item No. 1    (Election of Board of Directors)
                                    Total Vote For     Total Vote Withheld
                                    Each Director      From Each Director
                                    ---------------    -------------------
John F. Shoch                           4,586,541         62,100
Anthony Sun                             4,586,541         62,100
Richard W. Anderson                     4,586,541         62,100
Martin Cooper                           4,586,241         62,400
Charles E. Shalvoy                      4,586,541         62,100
Robert Saldich                          4,540,337        108,304

                              For          Against         Abstain      No Vote
                           ---------      ---------      ----------    --------
Item No. 2
(Amendment to
1992 Stock Option/
Stock Issuance
Plan)                    2,882,514        625,750          5,388     1,134,989

Item No. 3
(Selection of
Independent
Accountants)             4,611,046         32,550          5,045            --

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

                                                    CONDUCTUS, INC.
                                                    ---------------
                                                    Registrant


Dated:  August 6, 1996                              /S/  WILLIAM J. TAMBLYN
                                                    ----------------------------
                                                    William J. Tamblyn
                                                    Chief Financial Officer and
                                                    Duly Authorized Officer

                                                    /S/  CHARLES E. SHALVOY
                                                    ----------------------------
                                                    Charles E. Shalvoy
                                                    President and Chief
                                                    Executive Officer
                                                    and Duly Authorized Officer

                                    EXHIBIT INDEX

                                            SEQUENTIAL
EXHIBITS                                   PAGE NUMBER

11.01    Statements of Computation of          18
              Loss Per Share