Form 10-Q
period 1996-09-30
CONDUCTUS INC
filed 1996-11-12
CIK 884621

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915

                            CONDUCTUS, INC.
           (Exact name of registrant as specified in its charter)

     Delaware                                             77-0162388
---------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     969 W. Maude Avenue, Sunnyvale California            94086
---------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                              (408) 523-9950
---------------------------------------------------------------------------
             (Registrants Telephone Number, including area code)

                              Not Applicable
---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes _X_  No _ _

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at September 30, 1996:  6,793,082

                                      Total pages:   17
                                      Index to Exhibits to be found on page 16

                                CONDUCTUS, INC.
                                     Index

PART I:  FINANCIAL INFORMATION                                       PAGE
                                                                     ----
         ITEM 1. FINANCIAL STATEMENTS
                 Balance Sheets at September 30, 1996 and 1995         3
                 Statements of Operations for the Three - and
                   Nine - Month Periods Ended September 30,
                   1996 and 1995                                       4
                 Statements of Cash Flows for the Nine - Month
                   Periods Ended September 30, 1996 and 1995           5
                 Notes to Financial Statements                         6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS.                                      9

PART II: OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS                                    14
         ITEM 2: CHANGES IN SECURITIES                                14
         ITEM 3: DEFAULTS UPON SENIOR SECURITIES                      14
         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                            14
         ITEM 5: OTHER INFORMATION                                    14
         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                     14

Signature Page                                                        15

Exhibit Index                                                         16

Exhibits......
                 Statements of Computation of Loss
                   Per Share                                          17

PART I:  FINANCIAL INFORMATION
Item 1:  Financial Statements

                              CONDUCTUS, INC.
                              BALANCE SHEETS

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1996              1995
                                             ------------      ------------
                                ASSETS        (UNAUDITED)

Current assets:
     Cash and cash equivalents               $    645,959      $    272,410
     Short-term investments                     8,235,824         2,880,464
     Accounts receivable, net                   3,755,195         3,251,147
     Inventory, net                             1,401,563           765,424
     Prepaid and other assets                     390,470           285,404
                                             ------------      ------------
         Total current assets                  14,429,011         7,454,849
Property and equipment, net                     2,881,462         2,550,042
Other assets                                      132,762           123,340
                                             ------------      ------------
         Total assets                        $ 17,443,235      $ 10,128,231
                                             ------------      ------------
                                             ------------      ------------
                               LIABILITIES
Current liabilities:
     Accounts payable                        $  2,275,326      $  1,621,424
     Other accrued liabilities                    897,437           821,230
     Current portion of long-term debt          1,080,460           687,736
     Obligations under capital leases,
      current portion                                   -            37,894
                                             ------------      ------------
         Total current liabilities              4,253,223         3,168,284
Long-term debt, net of current portion          1,162,194         1,146,227
                                             ------------      ------------
         Total liabilities                      5,415,417         4,314,511
                                             ------------      ------------

                             STOCKHOLDERS' EQUITY

Common stock                                          695               570
Additional paid-in capital                     40,219,118        30,035,358
Unrealized gain on short-term
 investments, net                                     586               626
Accumulated deficit                           (28,192,581)      (24,222,834)
                                             ------------      ------------
         Total stockholders' equity            12,027,818         5,813,720
                                             ------------      ------------
             Total liabilities and
               stockholders' equity          $ 17,443,235      $ 10,128,231
                                             ------------      ------------

                           See accompanying notes.

                                CONDUCTUS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------    --------------------------
                                               1996            1995          1996           1995
                                            -----------     ----------    -----------   ------------
Revenues:
     Contract                               $ 2,468,688    $ 2,176,488    $ 7,089,201   $  5,674,858
     Product                                    804,355        835,871      1,805,947      1,752,828
                                            -----------     ----------    -----------   ------------
          Total revenues                      3,273,043      3,012,359    8,895,1487,        427,686

Operating expenses:
     Cost of products                           552,147        487,908      1,215,831        941,633
     Research and development                 3,010,620      2,437,903      8,724,483      7,350,773
     Selling, general and administrative      1,016,553        963,967        2,974,2    672,749,212
                                            -----------     ----------    -----------   ------------
          Total operating expenses            4,579,320      3,889,778     12,914,581     11,041,618
                                            -----------     ----------    -----------   ------------
          Loss from operations               (1,306,277)      (877,419)    (4,019,433)    (3,613,932)

Interest income                                 108,638         58,574        157,981        205,955
Other income (expense)                              200         (1,094)        25,042        (91,482)
Interest expense                                (46,659)       (44,880)      (133,337)       (97,101)
                                            -----------     ----------    -----------   ------------
     Net loss                               $(1,244,098)    $ (864,819)   $(3,969,747)  $ (3,596,560)
                                            -----------     ----------    -----------   ------------
                                            -----------     ----------    -----------   ------------
Net loss per common share                      $  (0.18)      $  (0.15)      $  (0.65)      $  (0.65)
                                            -----------     ----------    -----------   ------------
                                            -----------     ----------    -----------   ------------
Shares used in computing per share amounts    6,782,000      5,609,000      6,084,000      5,506,000
                                            -----------     ----------    -----------   ------------
                                            -----------     ----------    -----------   ------------

                          See accompanying notes.

                                CONDUCTUS, INC.

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the Nine Months Ended
                                                                  September 30,
                                                           ---------------------------
                                                              1996             1995
                                                          ------------     -----------
Net loss                                                  $ (3,969,747)    $ (3,596,560)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                            759,203          657,186
       (Increase) decrease in:
         Accounts receivable                                  (504,048)        (506,703)
         Inventory(636,139)                                   (657,358)
         Prepaid expenses and other current assets            (105,066)           2,502
         Other assets(62,261)                                        -
      Increase (decrease) in:
         Accounts payable and other accrued liabilities        730,109          436,346
                                                          ------------     -----------
         Net cash used in operating activities              (3,787,949)      (3,664,587)
                                                          ------------     -----------

Cash flows from investing activities:
   Proceeds from sales of short-term investments            30,582,373       34,186,274
   Purchases of short-term investments                     (35,937,773)     (30,947,018)
   Acquisition of property and equipment                    (1,048,867)      (1,293,117)
   Proceeds from sales of assets                                29,195                -
                                                          ------------     -----------
         Net cash provided by investing
         activities                                         (6,375,072)       1,946,139
                                                          ------------     -----------

Cash flows from financing activities:
   Proceeds from borowings                                   1,064,938        1,432,944
   Principal payment on line of credit                        (100,000)               -
   Net proceeds from issuance of common stock               10,165,773          401,252
   Principal payments under capital lease obligations          (37,894)        (102,795)
   Principal payments on long-term debt                       (556,247)               -
                                                          ------------     -----------

         Net cash provided by financing
         activities                                         10,536,570        1,731,401
                                                          ------------     -----------

         Net increase (decrease) in cash and cash
         equivalents                                           373,549           12,953
Cash and cash equivalents at beginning of period               272,410         504,763
                                                          ------------     -----------
Cash and cash equivalents at end of period                $    645,959     $   517,716
                                                          ------------     -----------
                                                          ------------     -----------

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

          UNAUDITED INTERIM FINANCIAL INFORMATION:

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods is not necessarily indicative of the results to be expected for an entire year. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.   INVESTMENTS

     Investments are summarized below:

                                       September 30, 1996         December 31, 1995
                                     -----------------------   -----------------------
                                        Cost        Market       Cost        Market
                                        Basis       Value        Basis        Value
                                     ----------   ----------   ----------   ----------
     Debt securities:
     Preferred bonds                 $3,000,000   $3,000,000   $  500,000   $  500,000
     U.S. government securities               -            -      795,897      796,902
     Commercial paper                 3,848,560    3,848,856    1,499,909    1,499,530
     Corporate notes                  1,358,178    1,358,468            -            -
     Accrued interest                    21,152       21,152       43,128       43,128
     Other                                7,348        7,348       40,904       40,904
                                     ----------   ----------   ----------   ----------
     Total                            8,235,238    8,235,824    2,879,838    2,880,464
     Allowance for unrealized gain          586            -          626            -
                                     ----------   ----------   ----------   ----------
     Total                           $8,235,824   $8,235,824   $2,880,464   $2,880,464
                                     ----------   ----------   ----------   ----------

3.   INVENTORIES:

         Inventories, net of reserves, at September 30, 1996 and December 31, 1995 of $81,000 comprise:

                                  September 27,   December 31,
                                      1996            1995
                                   ----------       --------
     Raw materials                 $  501,830       $299,619
     Work in process                  851,850        431,882
     Finished goods                    47,883         33,923
                                   ----------       --------
                                   $1,401,563       $765,424
                                   ----------       --------
                                   ----------       --------

4.   BANK LINE OF CREDIT:

          In June 1996, the Company modified its line of credit facility with a bank to renegotiate borrowing levels and certain restrictions on cash balances. At September 30, 1996 no borrowings were outstanding under the credit facility.


5.   LONG TERM DEBT:

           In March 1996, the Company obtained a $1,000,000 credit facility with a financial institution primarily to finance costs associated with the aquisition of equipment. Borrowings are at the bank's prime rate plus 1.0% (9.25% at September 30, 1996) with interest paid monthly, and are collateralized by the related equipment. Principal installments commenced July 1996 for a thirty month period. At September 30, 1996 no borrowings were available under the credit facility.

6.   EQUITY:

     In June 1996, the Company issued 1,000,000 shares of common stock in a public offering for net proceeds of approximately $10 million, which will be used for working capital, retirement of lines of credit and further development of its superconducting products. Proceeds were received July 1, 1996. The completion of the offering eliminated restriction on cash balances and reduced interest rates on borrowings.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K AT AND FOR THE YEAR ENDED DECEMBER 31, 1995 AND IN THE FINAL PROSPECTUS DATED JUNE 26, 1996 INCLUDED AS PART OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-
3815). THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the communications, healthcare and instrumentation markets. As of September 30, 1996, Conductus had accumulated losses of approximately $28,193,000 and expects to incur additional losses at least during 1996 due to the Company's planned expansion of operations. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.


RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

The Company's total revenues increased to $3,273,000 and $8,895,000 for the three and nine month periods ended September 30, 1996, compared to $3,012,000 and $7,428,000, respectively, for the same periods in 1995. Total revenue consists primarily of contract revenue and, to a lesser extent, product revenues. Revenues under U.S. government research and development contracts increased to $2,469,000 and $7,089,000 for the same periods in 1996, respectfully, from $2,176,000 and $5,675,000 in the same periods in the prior year, respectively, and represented 75% and 80% of total revenues for the periods, respectively. The increase in contract revenues in the third quarter of 1996 is largely attributable to the addition of several new contracts which are expected to maintain the increased level of contract revenues over contract revenues for comparable periods in the prior year. At September 30, 1996 Conductus had a backlog of $4,041,000 under existing U.S. government contracts, most of which is expected to be performed in the next 12 months, and $12,423,000 in awards from U.S. government agencies for which such agencies had not yet entered into research contracts with the Company. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

Revenues from sales of large-scale superconducting magnetic systems, SQUIDs, HTS thin films and other products were $804,000 and $1,806,000 for the three and nine month periods of 1996, compared to $836,000 and $1,753,000 of product revenues for the same periods in the prior year. The decrease in the three month period is primarliy due to revenues from standard products in 1996 versus the same period in prior year in which a larger portion of revenues resulted from several large systems sales. The increase in the nine month period is primarily related to superconductivity systems and instruments introduced late in 1995 and in 1996. The large scale superconducting systems have large unit prices and are sold in low volumes, and thus significant fluctuations in sales of these systems may occur between quarters. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

Cost of products were $552,000 and $1,216,000 for the three and nine month periods of 1996, compared to $488,000 and $942,000 for the same periods in the prior year. The increase in cost of products was directly related to new product sales and, to a lesser extent, large system introductions. Gross margins decreased to 31% and 33% for the three and nine month periods ended September 30, 1996 from 42% and 46%, respectively, in the same periods in the prior year. The reduction reflects changes in commercial product mix and the introduction fo several new products that incurred higher than expected start-up costs in cost of sales. Costs of contract revenues are included in research and development expenses.

Research and development expenses increased to $3,011,000 for the three month period ended September 30, 1996 from $2,438,000 for the same period in the prior year based on increased current year efforts on wireless and Nuclear Magnetic Resonance (NMR). The nine month period expenses for 1996 of $8,724,000 increased 19% over the $7,351,000 for the same period in the prior year period. The increase is directly related to the development of commercial products, particularly in the wireless and NMR areas. The Company expects to continue to incur significant research and development expenses as it seeks to market additional products.

Selling, general and administrative expenses increased to $1,017,000 and $2,974,000 for the three and nine month periods in 1996 from $964,000 and $2,749,000 for the same periods in 1995. These costs increased in 1996 compared to the prior year due to increased recruiting costs with expanding the staff and the increasing size of the Company. Headcount increased to 127 at September 30,
1996 from 109 at September 30, 1995.   Additionally, as the Company begins to
market commercial products, there will be additional sales and marketing costs over those incurred in the remainder of 1996.

The Company's total operating expenses increased to $4,579,000 and $12,915,000 for the three and nine month periods ended September 30, 1996, increases of 18% and 17%, respectively, over the $3,890,000 and $11,042,000, respectively, for the same periods in 1995.

Interest income was $109,000 and $158,000 in the three and nine month periods of 1996 compared to $59,000 and $206,000 during the same respective periods in 1995. The primary reason for the increase is due to increased cash and investments from the company's recent equity offering. Interest charges increased on the Company's debt financing to approximately $47,000 and $133,000 for the three and nine month periods ended September 30, 1996 compared to $45,000 and $97,000 for the same period in 1995, due to increased borrowings resulting from purchases of capital equipment.

The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private placement financing, $30,405,000 from U.S. government contracts, $5,482,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loan and $3,314,000 in interest income. As of September 30, 1996, the Company had aggregate cash, cash equivalents and short-term investments of $8,882,000.

Net cash used in operations was $3,788,000 for the first nine months of 1996 as compared to $3,665,000 for the same period in 1995. The increase in net cash used in operating activities in the first nine months of 1996 over the same period of the prior year was primarily due to an increase in the operating loss, as well as increases in accounts receivable and inventory, prepaid expenses offset by a larger increase in liabilities in 1996 compared to 1995. The Company anticipates that its accounts receivable from revenues under U.S. government contracts and product sales, as well as inventories, will remain constant or decrease during the remainder of 1996, while current liabilities will decrease.

Net cash used in investing activities was $6,375,000 for the first nine months of 1996 compared to cash provided by investing activities of $1,946,000 for the first nine months of 1995. During 1996, net cash was used in purchasing short term investments from the proceeds of the Company's recent equity offering. During 1995, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment.

Net cash from financing activities was $10,537,000 for the first nine months of 1996 compared to net cash provided by financing activities of $1,731,000 in the first nine months of the prior year. Net cash provided by financing activities in the first nine months of 1996 were primarily due to the borrowings under the Company's equipment term loan, and proceeds from the issuance of equity through the Company's sale of 1,000,000 shares in June 1996, offset by principal payments under long term debt and capital lease obligations.

The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use less than $500,000 of cash to support its current facilities and equipment requirements in the remainder of 1996.

The actual amount of the Company's future capital requirements exclusive of facilities will depend on many factors that affects its business. Conductus anticipates that its existing available cash should be adequate to fund the Company's operations for at least the next year. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5:   OTHER INFORMATION - NOT APPLICABLE.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
            (a) EXHIBITS
            (b) REPORTS ON FORM 8-K - NOT APPLICABLE.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDUCTUS, INC
                                       Registrant


Dated:  November 8, 1996               /S/ William J. Tamblyn
                                       ------------------------------------
                                       William J. Tamblyn
                                       Chief Financial Officer and
                                       Duly Authorized Officer


                                       /S/ Charles E. Shalvoy
                                       ------------------------------------
                                       Charles E. Shalvoy
                                       President and Chief Executive Officer
                                       and Duly Authorized Officer

                                 EXHIBIT INDEX

                                                                 Sequential
Exhibits                                                         Page Number
--------                                                         -----------
11.01     Statement of Computation of                                 17
          Loss Per Share