Form 10-K
period 1996-12-31
CONDUCTUS INC
filed 1997-03-28
CIK 884621

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number   0-11915
                              CONDUCTUS, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                            77-0162388
   (State of incorporation)       (I.R.S. Employer Identification No.)

                            969 W. Maude Avenue
                        Sunnyvale, California 94086
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 523-9950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock,
                                                            $0.0001 par value


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/   No /  /

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 28, 1997, was approximately $40,803,665 based on the closing sale price of the Company's Common Stock, as reported by the Nasdaq National Market on February 28, 1997. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 28, 1997, approximately 6,843,127 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

     1. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders scheduled to be held on May 22, 1997, are incorporated by reference into Part III.

                               TABLE OF CONTENTS
PART I

     Item 1. Business.............................................   1

     Item 2. Properties...........................................  21

     Item 3. Legal Proceedings....................................  21

     Item 4. Submission of Matters to a Vote of Security-Holders..  21

PART II

     Item 5. Market for Registrant's Common Equity and Related
             Stockholder Matters..................................  23

     Item 6. Selected Financial Data..............................  24

     Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................  25

     Item 8. Financial Statements and Supplementary Data..........  27

     Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..................  27

PART III

     Item 10. Directors and Executive Officers of the Registrant..  28

     Item 11. Executive Compensation..............................  28

     Item 12. Security Ownership of Certain Beneficial Owners
              and Management......................................  28

     Item 13. Certain Relationships and Related Transactions......  28

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.................................  28

                                   PART I
ITEM 1.  BUSINESS

OVERVIEW

     THE BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED THE FORWARD-LOOKING STATEMENTS. FACTS THAT COULD CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Conductus develops, manufactures and markets electronic components and subsystems based on superconductors. The unique properties of superconductors provide the basis for electronic products with significant potential performance advantages over products based on competing materials such as copper and semiconductors. Depending on the application, these advantages include enhanced sensitivity, efficiency, speed and operating frequency as well as reduced power consumption, size, weight and cost.

     Conductus is currently focusing significant development efforts on applications for superconductors in communications, healthcare and instrumentation. In the communications market, Conductus is developing filter subsystems for cellular and personal communication services ("PCS") base stations. These superconducting filter subsystems could provide significant benefits in base station performance and reduce the size of the filter components. In the healthcare market, Conductus is developing and testing prototype superconductive receiver subsystems for several types of magnetic resonance instruments, including nuclear magnetic resonance ("NMR") spectrometers and magnetic resonance imaging ("MRI") scanners. The Company currently manufactures and sells a limited number of superconducting receiver probe subsystems for NMR spectrometers. In the instrumentation market, Conductus currently manufactures and sells superconducting sensors called Superconducting Quantum Interference Devices ("SQUIDs"), which can be used to build electronic instruments that detect and precisely locate extremely weak magnetic signals. Conductus is also marketing and developing a variety of electronic components and instruments based on SQUID technology.

BACKGROUND

  SUPERCONDUCTORS

     Superconductors are materials that have the ability to transport electrical
energy with little or no loss when cooled to a "critical" temperature.   The
intrinsic properties of superconductors are unique in nature and offer potential performance benefits to electrical and electronic systems. These include low-loss signal transmission, extreme magnetic sensitivity and efficient high-speed switching. When electrical currents flow through ordinary materials, they encounter resistance which consumes energy by converting electrical energy into heat energy. Depending on whether direct or alternating current is applied, superconductors have the ability to transport electrical current with no resistance at all or with only a tiny fraction (typically less than one percent) of what is found in the best conventional conductors. This property is extremely beneficial in electronic components whose increased efficiency leads to enhanced signal strength, improved signal resolution and reduced component size and weight. Other intrinsic properties of superconductors enable the fabrication of unique electronic devices, including high-speed electronic switches and ultra-sensitive magnetic sensors.

     From 1911, when superconductivity was first discovered, until 1986, the critical temperatures for all known superconductors did not exceed
23 K (-418DEG. F). As a result, superconductivity was not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, a new class of superconducting materials, referred to as high-temperature superconductors ("HTS"), was discovered having critical temperatures above 77 K (-320DEG. F), the boiling point of liquid nitrogen. These high critical temperatures allow HTS materials to be cooled to a superconducting state using liquid nitrogen, which is inexpensive and relatively easy to use, or using relatively simple mechanical refrigerators. Conductus believes that this ability to obtain the benefits of superconducting technology at more easily achieved temperatures enables much broader commercial applications.

  CONDUCTUS' APPROACH

     Conductus develops, manufactures and markets superconductive electronic devices and components using thin-film technology based upon the material yttrium barium copper oxide ("YBCO"), which the Company has judged to be best suited for electronic applications. Conductus combines what it believes to be the world's most advanced YBCO thin-film technology with expertise in electronic device and component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration. Conductus believes that systems containing superconductive electronic technology will offer performance that is unavailable from competing technology, will reduce the costs of performing desired functions, or, in many cases, do both.

     CHOICE OF MATERIAL. Although a number of high-temperature superconductors have been identified, Conductus has focused upon the development of YBCO for electronic applications. See "Risk Factors Uncertainty of Patents and Proprietary Rights; Risk of Litigation." YBCO is the only HTS material for which there has been both significant development and successful demonstration of multilayer technology, i.e., the use of multiple thin-film materials deposited one upon another. Conductus believes that such multilayer structures are important for many electronic components and devices, where they can be used for better film quality and stability and enhanced device functionality. Conductus has developed several proprietary processes for producing YBCO and other thin-film materials as well as for fabricating superconducting components and devices. These processes include thin-film growth, photolithography, etching and other standard procedures used in the manufacture of electronic devices.

     THIN-FILM EXPERTISE. Conductus produces superconducting components using a thin-film fabrication approach. The Company's superconductive circuits and components are fabricated on the surface of wafers using vapor-phase thin-film growth and standard circuit processing steps similar to those used to manufacture semiconductor devices. Furthermore, the fabrication of HTS components and circuits entails specialized processes, which are the subject of Conductus' patents or proprietary know-how, in order for HTS materials such as YBCO to exhibit desirable superconducting properties. Conductus, in many instances, has performed pioneering work in materials, processes and structures based on thin-film superconductive technology, and has developed processes it believes are capable of routinely producing a variety of high quality films in quantity for several applications, including multiple layer thin-film materials suitable for more complex devices and components. Compared to "thick-film" approaches and ceramic fabrication techniques, the Company believes that the thin-film approach is more versatile and provides more compact components and that the superconducting properties of the materials produced in this way are superior.

     FOCUS ON COMPLETE SOLUTIONS. Conductus believes that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the reduced temperatures necessary to sustain superconductivity. For this reason, in addition to its thin-film expertise, Conductus has also established significant expertise and know-how in areas that it believes are necessary for the commercial development of superconductive technology, including electronic device and component design, analog and digital electronic engineering, cryogenic packaging (including cryoelectronics, thermal management, vacuum engineering and cryocoolers), mechanical engineering and system integration. Conductus seeks to make the presence of superconductive and cryogenic components an entirely integral feature of its products that requires no special expertise or skill on the part of the user. By skillful integration of the refrigeration system into its communications filter subsystem, for example, and by selection of a refrigeration approach with proven durability, Conductus believes that its products can be easily accommodated and well accepted by end users. Similarly, the Company's NMR probe is designed to be readily installed into existing NMR systems in essentially the same manner as conventional probes. The Company believes that providing its technology at the subsystem level to system manufacturers in specific markets will allow it to rapidly and efficiently expand both its product line and its customer base.

     SIGNIFICANT COMPANY MILESTONES. Since establishing its laboratory facilities in 1989, Conductus has made significant and continuous progress in establishing the enabling technologies for its target applications. The table below sets forth significant milestones in the development and commercialization of Conductus technology:

                 HTS THIN-FILM               COMMUNICATIONS               HEALTHCARE               INSTRUMENTATION
                  TECHNOLOGY
Pre-1991     Developed multi-layer
             HTS technology.

1991         Sold first single- and     Demonstrated low phase-                                 Made world's first YBCO
             multilayer HTS films.      noise YBCO resonator.                                   integrated SQUID
             Developed biepitaxial                                                              magnetometer.
             junctions for use in HTS
             SQUID manufacture.

1992         Demonstrated YBCO film     Demonstrated HTS microwave     Demonstrated HTS MRI     Introduced Mr. SQUID-Registered
             with state-of-the-art      delay lines.                   receiver coil.           Trademark- HTS SQUID magnetometer.
             low surface resistance
             on MgO substrate.


1993         Demonstrated hybrid        Demonstrated HTS               Began development of     Acquired systems
             semiconductor              microwave subsystem.           NMR probe subsystem.     subsidiary.
             -superconductor structure
             on a single substrate.

1994         Fabricated single-sided    Delivered HTS microwave        Signed joint             Introduced iMAG-Registered
             4" YBCO wafers.            subsystem to USN               development agreement    Trademark- high performance
                                        satellite mission.             with Varian on HTS       HTS and LTS SQUID systems.
                                                                       NMR spectrometer
                                                                       probes.

1995         Established                Fabricated 19-pole             First commercial sales   Introduced XMag-TM- magnetic
             coevaporation deposition   cellular filter on 3"          of NMR probe to Varian.  measurement system.
             process.                   substrate.

                                        Demonstrated integrated        Announced program with
                                        cellular filter                Stanford University to
                                        subsystem at industry          develop MRI for
                                        trade shows and to             mammography.
                                        OEMs.

1996         Began production of        Performed first field         Signed joint development  Began OEM shipments of
             single-and double sided    tests of prototype            agreement with Siemens    magnetic sensors.
             wafers by                  filter subsystem for          for low-field MRI coil.
             coevaporation.             rural cellular market.


                                        Formed alliance with          Introduced first HTS
                                        Lucent and CTI to             NMR probe product
                                        develop filter                to the market.
                                        subsystem for PCS market.

                                        Began beta deployment of
                                        rural cellular filter
                                        subsystems.

                                        Performed initial
                                        laboratory and field
                                        tests of prototype
                                        filter subsystem for
                                        PCS market.


BUSINESS AND DEVELOPMENT STRATEGY

     Conductus' strategy for developing, manufacturing and marketing superconductive electronics products includes the following key elements:

     MAINTAIN TECHNOLOGY LEADERSHIP. Conductus has devoted significant resources to developing proprietary HTS thin-film manufacturing and process technologies. Based on publicly available information, the Company believes that its technologies are more advanced than those of other companies or research laboratories. The Company has successfully developed and marketed products including single- and multilayer YBCO films, superconducting NMR spectroscopy probes and SQUID sensors and systems. Conductus has utilized its technology skills to develop filters, low-noise amplifiers, radio-frequency receivers and other devices. Conductus has also established significant expertise and know-how in areas essential to product commercialization, including electronic device and component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration. Conductus has received 21 U.S. patents and one related foreign patent and has 15 patent applications pending in the U.S. and related patents pending in other countries relating to various aspects of its technologies.

     Since its inception, Conductus has maintained a Scientific Advisory Board composed of experts in superconducting materials, devices and science. This group continues to contribute to the activities and knowledge base of the Company.

     COMMERCIALIZE PRODUCTS WITH SIGNIFICANT MARKET POTENTIAL. Conductus believes that the largest potential near-term markets for superconductor-based products exist in wireless communications and healthcare applications and is actively developing HTS component-based subsystems for these markets. See table on page 5. In the cellular market, Conductus completed laboratory and initial field tests of its low-noise receiver filter subsystems for base stations and began limited beta deployment in 1996. In the emerging PCS market, Conductus is developing integrated transceiver subsystems incorporating HTS transmit and receive filters, cryocooled low-noise amplifiers and refrigeration equipment. (delivery of 6 pack). In the healthcare market, Conductus has developed and currently sells several types of probe subsystems for NMR spectrometers on an OEM basis to Varian and Nalorac, an independent probe vendor. In addition, the Company plans to develop other spectrometer probe types during 1997 as well as demonstrate prototype receiver coil subsystems for MRI machines.

     LEVERAGE STRATEGIC ALLIANCES. Conductus' strategy is to enter into collaborative arrangements with market leaders in its target markets in order to allow the Company to focus primarily on the development of superconductive components and subsystems for use in products that address these markets. Conductus has entered into joint development agreements with Lucent Technologies, Inc. in PCS communications, Varian Associates in NMR spectroscopy and Siemens AG in MRI. It has also entered into agreements whose primary focus is technology development for a range of applications, including agreements with TRW, Inc. ("TRW") and Northrop-Grumman Corporation (originally with Westinghouse Electric Corporation) for development of digital electronics technology; and the High-temperature Superconductor Thin-film Manufacturing Alliance ("HTMA") for development of commercial, thin-film HTSITS manufacturing processes. Additionally, Conductus has funded its development programs and enhanced its development and manufacturing resources by establishing collaborative arrangements with corporate partners, government agencies and public and private research institutions. Since 1991, a significant portion of the Company's research and development program has been funded by U.S. government agencies in the form of grants and contract awards. See "Risk Factors -- Extensive Reliance on Collaborative Relationships," "-- High Degree of Dependence Upon Government Contracts" and "Business -- Strategic Alliances and Development Agreements."

     PROVIDE COMPLETE SOLUTIONS. Conductus believes that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the operating temperatures necessary for the superconductive components. Conductus seeks to make the presence of superconductive and cryogenic components an entirely gratedinternal feature of its products that requires no special expertise or skill on the part of the user. The Company believes that providing its technology at the subsystem level to system manufacturers in specific markets will allow it to most rapidly and efficiently expand both its product line and its customer base.

     DEVELOP COMMERCIAL INFRASTRUCTURE. Conductus is building the manufacturing, sales and marketing infrastructure it believes is necessary to support the commercialization of its products in target markets. This includes development of thin-film deposition techniques suitable for volume manufacture, acquisition and build-out of manufacturing and assembly areas, hiring of employees with significant marketing experience in key product areas and expansion of its sales team. The Company's sales and marketing strategy is to use manufacturers' representatives supplemented by a small direct sales organization for sales of its laboratory instrument products and to rely primarily on OEMs for its subsystem products for the communications and, healthcare and instrumentation markets.

The following table sets forth the key target markets for which Conductus is developing superconductive products and the development status of those products as of December May 1996.

TARGET MARKETS AND COMMERCIALIZATION STATUS


                  CONDUCTUS              POTENTIAL                  TARGET                                        CURRENT
    MARKET         PRODUCT            PRODUCT BENEFITS              MARKET               PARTNER                   STATUS
COMMUNICATIONS   Cellular           Increased range for      Rural segment of                               Completed
                 receiver filter    existing and new rural   installed base of                              laboratory and initial
                 subsystem          base stations.           40,000 base stations                           field tests.
                                                             worldwide + buildout.                          Additional field tests
                                                                                                            ongoing.

                 PCS transceiver    Increased range, higher  Forecast buildout of    Lucent                 Developed initial
                 subsystem          call capacity, reduced   70,000 PCS base         Technologies (April    prototype filter
                                    interference, higher     stations in the U.S.    1996)                  subsystems and
                                    quality connections,     by the year 2000.                              completed initial
                                    reduced size.                                                           field test. Anticipate
                                                                                                            commercial sales in
                                                                                                            late 1997 or early
                                                                                                            1998.
---------------------------------------------------------------------------------------------------------------------------------

HEALTHCARE       NMR probe          Allows use of            Estimated 400 new       Varian (November       First production
                 subsystem          smaller samples or       machines per year;      1994)                  units of (1)H and
                                    higher throughput.       installed base of                              (19)F probe subsystems
                                    Allows analysis of       3,000+ machines.        Nalorac                delivered. Commenced
                                    more complex                                     (November 1996)        commercial shipments
                                    compounds. Achieves                                                     in 1996. Expect
                                    performance of                                                          introduction of (13)C
                                    high-end system with                                                    probe in 1997.
                                    lower cost equipment.                                                   Developing prototypes
                                                                                                            of additional probes.

                 MRI receiver       Better images, faster    Estimated 100+ new      Siemens                Developing prototypes
                 subsystem for      scan time, increased     machines per year;      (December 1995)        subsystems in
                 low-field          throughput in lower      estimates installed                            1996/1997.
                 scanners           cost MRI systems.        base of 500 machines.

---------------------------------------------------------------------------------------------------------------------------------
INSTRUMENTATION  Laboratory         Highly sensitive         Research                                       Commercial
                 measurement        measurement of           laboratories.                                  production of HTS
                                    magnetic properties                                                     and LTS products
                                    of materials. First
                                    HTS magnetic sending
                                    products available to
                                    researchers.

                 SQUID              Sensors and subsystems   New markets in          Kanazawa Institute     Providing
                 magnetometers,     for incorporation into   medicine,               of Technology          components for
                 gradiometers       magnetic sensing         geophysics, testing.    ("KIT")                KIT and research
                 and front-end      systems for medical,                                                    customers.
                 electronics        geophysical and non-
                                    destructive evaluation
                                    instruments.


CONDUCTUS' TARGET APPLICATIONS

     The unique properties of superconductors provide the basis for electronic products with significant potential performance advantages over products based on competing materials such as copper and semiconductors. Conductus is currently focusing significant development efforts on products for applications in the communications, healthcare and instrumentation markets for which it believes there is the greatest near-term market potential. Conductus is also developing additional technology for longer-term applications such as high-speed circuits for the communications market and NMR microscopes for the healthcare market. Conductus' products are designed to be used as components or subsystems in systems manufactured by third party systems manufacturers in the communications, healthcare and instrumentation markets. The following discussion identifies the broader market for the applications of Conductus' potential customers and then specifies the Conductus solution targeted to those applications.

  COMMUNICATIONS

     Cellular and PCS communications systems use radio frequency signals to establish communications between customers using portable or mobile telephones and base stations operated by service providers. Cellular telephone networks are divided into specific coverage areas called cells, each of which has a base station for sending and receiving voice and other communications within the cell. The base station contains electronic equipment required to send and receive radio signals. In setting up a base station, the service provider seeks to install equipment with sufficient sensitivity within the frequency band assigned to it to handle communications with the lowest power handsets over its entire geographical area and with sufficient selectivity to avoid interfering signals from adjacent frequency bands. Filters within these base stations select frequencies within the operators' assigned bands and reject unwanted frequencies. Amplifiers boost the strength of signals coming in and out of the base station. The operator's assigned frequency range is then allocated using one of several schemes to provide telephone service to multiple subscribers. The capacity of the system depends upon the number of effective channels, that is, channels whose signal quality is sufficient to satisfy customer demands for clear communications.,

     Cellular base stations currently face a number of operating problems. These include signal interference caused by multiple communications channels, poor signal quality resulting from lower-power, handheld telephones and strained capacity due to the growing demand for cellular service. The advent of PCS technology will place additional demands on the performance of wireless base stations and upon the size of the hardware therein. Power losses resulting from the use of components made from conventional conductors have limited the ability of the industry to address these problems. Conductus believes that superconductive filters used in conjunction with cryogenically-cooled amplifiers have the potential to offer solutions to several operating problems in cellular base stations as well as to provide solutions to anticipated problems in forthcoming PCS base stations.,

     CELLULAR MARKET. According to Federal Communications Commission and industry reports, there are more than 22,000 installed cellular base stations in the United States. Of the U.S, installed base, Conductus estimates approximately 2,000-3,000 are located in a rural environment. The present cellular communications network, operating at frequencies near 850 MHz, was established at a time when the typical cellular telephone was a mobile unit capable of transmitting up to 3 watts of radio frequency power and the total number of subscribers was relatively low., Today, portable handsets that transmit only 0.6
watts are increasingly   replacing higher-power mobile telephones, thereby
decreasing the effective receiving range of existing base stations., As a result, in rural areas where base stations are widely separated, current cellular customers can experience dropped calls due to "dead zones" in coverage. At the same time, the increasing demand for cellular service in urban areas has led to the utilization by service providers of a greater number of channels within their allotted frequency bands, thereby increasing the incidence of interference.,

     In rural areas, where the primary problem is base station range, solutions that increase the strength of the received signal or decrease the system noise level can provide enhanced reception, and thus reduce the occurrence of dead zones. One solution, which entails significant costs, is to increase the number of base stations and thereby reduce the required range for each station. Another solution, which is potentially more economical, is to enhance the signal reception and noise filtering capabilities of existing base stations. Conventional aApproaches to enhance the performance of existing base stations include increasing the height of towers or locating filters and amplifiers at the tops of towers to reduce the loss of electrical energy as the signals travel through cables from the antenna to the receiver. Each of these solutions has shortcomings with respect to such issues as cost, servicing logistics and ultimate performance. Accordingly, rural systems operators could significantly benefit from a system that provides greatly improved filtering and very low noise amplification at reasonable cost.

     In urban areas, the high density of cellular users creates problems of interference and system capacity. In every area, there are two cellular service providers, each allotted its own operating band within the frequency spectrum. Near the edges of each provider's operating frequency range,. the performance of cellular systems can be hampered by interference from the competing carrier and from a variety of other signal sources. Carriers can attempt to avoid this interference by not using channels at the edges of their operating bands, however this diminishes system capacity. Interference is also addressed by using highly selective filters in the base station receiver. The ideal filter would filter out all signals outside the targeted operating band without reducing signal strength inside the band. Filters are made more selective by adding additional resonators or "poles" to the filter. However, in filters made of conventional materials, adding additional poles introduces more energy loss and thereby reduces the strength of the desired signals. For this reason, conventional filters generally do not incorporate more than eight or nine poles, thus achieving only a certain level of selectivity. With superconducting materials, which exhibit extremely low energy loss, filters can be fabricated with a higher number of poles, thereby increasing filter selectivity.

     PCS MARKET. PCS is a newer, urban-based communication system designed to provide wireless telephone service utilizing radio frequency signals in a frequency band near 2 GHz. This all-digital system is being will be designed to handle both voice and data transmissions, including features such as Internet access. Although it utilizes the same basic building blocks as a cellular system, the higher operating frequency of PCS compared with the cellular network limits the range of its signal transmission. Because of this limited range of signal transmission, based on information from third party sources Conductus estimates that the forthcoming PCS buildout will result in more than 70,000 new installed base stations throughout the U.S. by the end of the year 2005.

     The projected large number and primarily urban location of PCS base stations drives the needs for equipment cost and size reduction. However, signal losses in base station components such as filters, antennas and cables are exacerbated by higher frequency operation. Conventional receiver components limit sensitivity and therefore base station range. Conventional filters tend to be physically large and proposed PCS base station architectures call for the use of multiple filters in each station. Collectively, these issues present a difficult set of requirements for the designers of forthcoming PCS base station equipment.

     CONDUCTUS' SOLUTIONS. Conductus believes that the performance of cellular base stations and PCS base stations could be improved significantly by using HTS and cryocooled components in both their receivers. and their transmitters Communication filters made using thin-film superconductor technology have the potential to provide extraordinary frequency selectivity while maintaining excellent efficiency because of their inherent low insertion losses. On the receiver side, tThe use of superconducting filters along with cryogenically-cooled low- noise amplifiers has the potential to lower the noise figure of the receiver and thereby increase its sensitivity. Increased sensitivity translates into increased range for the base station which could be utilized to improve the performance of existing stations or to allow fewer base stations to serve a new geographic area. In addition, HTS filters with enhanced selectivity over conventional designs could significantly reduce signal interference in base station receivers with minimal signal loss. Finally, the inherent compact nature of thin-film HTS filters can result in subsystems that are smaller and lighter than their conventional counterparts. Conductus is developing several versions of HTS filter subsystems incorporating cryogenic refrigeration components under the trade name "ClearSite-TM-".

     In the cellular market, Conductus is focusing on development of low-noise receiver subsystems for rural base stations that incorporate HTS filters, cryocooled low-noise amplifiers and refrigeration equipment into a rack-mounted package. Initial laboratory and field tests have demonstrated the ability of the subsystem to increase receiver sensitivity, thereby increasing the range of base stations as well as their overall performance. See table on p. 5, Target Markets and Commercialization Status. As a result, by using these filter systems, cellular service providers in rural environments may require fewer base stations in order to serve a given geographic area. Initial field tests with these filter systems completed in early 1996 show range expansions of 20% to 60%%. Conductus expects that the subsystem will undergo increasingly rigorous testing during 1996, leading to potential deliveries of the first commercial units for retrofit use in rural base stations in late 1996. Late in the year, Conductus began a multi-month beta trial of HTS filter subsystems operated by CellCom in Wisconsin. While the Company has demonstrated functionality in its prototype units, additional engineering will be required to complete the development of commercial communications subsystems. See "Risk Factors -- Early Stage of the Superconductive Electronics Market" and "Limited Commercial Manufacturing Capability."

     Base stations avoid the transmission of unwanted and interfering distortion signals by the use of costly ultra-linear (extremely low distortion) amplifiers in their transmitters. For the PCS market, Conductus believes that low-loss superconducting transmit filters offer the potential to "clean up" the output of lower- quality amplifiers by removing unwanted signals at a lower overall cost to the base station operator. Conductus' work on transmit filters washas been a part of the activities of the Consortium for Superconductor Electronics wireless program, which primarily involveds Conductus, American Telephone and Telegraph Company, MIT Lincoln Laboratories and CTI-Cryogenics, a division of Helix Technology Corporation. It is currently part of a joint effort with Lucent Technologies.

     Conductus is developing an integrated transceiver subsystem for PCS base stations consisting of HTS receiver filters, cryogenically-cooled low-noise amplifiers and HTS transmit filters that potentially may provide increased range, increased call capacity, reduced interference between bands, improved call quality and reduced size compared to subsystems using conventional technology. Additionally, the HTS components utilized in the subsystem have permitted the inclusion of as many as 19 poles, compared to eight or nine in conventional filters, which results in significant selectivity enhancements. Conductus intends to work with PCS system manufacturers, such as Lucent, with the goal of designing superconductive filter subsystems into new PCS base stations, The first field test of Conductus' initial prototype of the receiver portion of the system has been conducted with Lucent. Conductus expects to conduct additional tests of increasingly complex prototypes with Lucent in 1997 and does not anticipate first commercial sales before late 1997 or early 1998,

     FUTURE APPLICATIONS. . Pursuant to government-sponsored research and development programs, Conductus is exploring the application of superconductive electronic technology to problems in high-speed, high-bandwidth communications switching. The high-speed, low-power properties of Josephson junctions, which are active switching devices made from superconductors, could be applied to communications systems to significantly improve data transmission rates and reduce system power requirements and costs. These devices are several times faster than the fastest semiconductor transistor and consume thousands of times less power. Josephson junction circuit technology is in the early stages of development, and significant additional advancements will be required before superconductive products incorporating this technology could become available. See "Risk Factors -- Early Stage of the Superconductive Electronics Market" - "Dependence On Incorporation of Potential Products in Third Party Systems" and "-- Intense Competition."

  HEALTHCARE

     Instruments based on NMR technology determine the structure and properties of chemical and biological materials by measuring the response of such materials to electromagnetic fields. In these instruments, a powerful magnetic field magnetizes atoms in the sample being studied, radio-frequency pulses cause the atoms to emit characteristic signals and sensitive radio-frequency receivers are used to detect these signals. Existing magnetic resonance instruments contain radio-frequency receivers that use specialized copper coils to sense the signals from the object being studied. The principal applications of NMR are in spectrometers, which are used for analyzing the composition and structure of complex chemical compounds, and in MRI scanners, which are used to provide detailed images of the human body without invasive procedures or exposure to harmful radiation, such as x-rays.,

     For both of these instruments, the signal-to-noise ratio ultimately determines the sensitivity of the instrument. A higher signal-to-noise ratio results in better data quality and a reduction in the amount of time required to obtain the data. There are two basic approaches to increasing the signal-to-noise ratio of the instruments: increasing the signal or field strength by using a more powerful magnet, or increasing the sensitivity by reducing inherent noise levels in the receiver. Increasing field strength can be prohibitively expensive. On the other hand, significant gains in receiver sensitivity are difficult to achieve using conventional technology. HTS technology offers three potential benefits for these healthcare imaging and analysis instruments: much greater instrument sensitivity, much faster data acquisition time and, in the case of NMR spectroscopy systems, the ability to study smaller amounts of costly samples.

     NMR SPECTROMETERS.. NMR spectroscopy is a well-established technique for chemical analysis that enables the user to determine the structures of even very complex proteins and large molecules such as those used in the development of pharmaceuticals. A conventional NMR spectrometer includes a superconducting magnet to supply a powerful magnetic field and a copper or other conventional metal receiver coil to detect the signals from the sample.

     With conventional NMR technology, major increases in sensitivity can only be obtained with dispropor- tionate increases in cost associated with providing increasingly powerful magnets. Some large magnet systems cost as much as $1 million and require special construction to house them. One alternative to increasing the field strength is to increase the sensitivity of the receiver. However, conventional coil design is at a fairly mature stage and significant further improvements in sensitivity from modification of current receiver technology are unlikely. Another alternative is to reduce the temperature of conventional receiver components to near absolute zero, in order to reduce resistance and decrease noise, but the refrigeration necessary to reach the required temperatures would be costlier and more elaborate than is needed for HTS probes. Such cold conventional metal receivers have not been made commercially available.

     CONDUCTUS SOLUTION. Conductus has shown that the use of HTS receiver coils in spectrometers dramatically improves the sensitivity of the instrument. Compared to existing receivers based on specialized copper coils, Conductus' low-loss superconducting receiver coils significantly enhance probe performance by improving the signal-to-noise ratio, which leads to either improved chemical sensitivity or faster chemical measurements. As a result, users can examine less sample material and still obtain the same or more information than is possible using conventional technology. For this application, Conductus' probe technology has demonstrated up to a four fold signal-to-noise ratio improvement over conventional probes enabling up to a four fold reduction in sample size for the same analysis time or up to a 16-fold increase in sample throughput. Conductus introduced its first NMR probe products in March 1996, pursuant to an OEM arrangement with Varian. See table page 5, Target Markets and Commercialization Status. Currently, Conductus is manufacturing and selling through Varian and Nalorac two NMR probe types, each of which is available in two frequencies. The Company anticipates introducing a third NMR probe type for commercial sale early in 1997 by the end of 1996. See "Risk Factors -- Limited Outlets for Certain Products", "Competing Technologies", "- Extensive Reliance on Collaborative Relationships" and "- Highly Regulated Product Applications."

     MRI. Magnetic resonance imaging is an important diagnostic medical technique that provides de- tailed images of internal organs and structures within the body without invasive procedures or exposure to harmful radiation. Important applications include imaging soft tissues, diagnosing certain brain and spinal cord disorders and diagnosing joint and muscle injuries. The cost of MRI machines is significant, with prices often over $1 million. More recently, "low-field" and "mid-field" MRI machines have become available. These machines have the advantage of being less confining to the patient and are less expensive, but provide significantly poorer images than high-field machines. Government and healthcare provider cost containment initiatives are discouraging the use of larger magnets for MRI. As cost controls have become more pervasive, the majority of new installations have been of less costly, lower-field machines.

     CONDUCTUS SOLUTION. Conductus has shown that the use of HTS receiver coils can significantly improve the signal-to-noise ratio in low-field MRI machines, potentially allowing them to produce an image similar in quality to that of the more expensive machines. The development of higher-performance low-field machines may lead to the use of MRI in a wider range of diagnostic imaging applications, such as routine screening for breast cancer. In January 1996, Conductus entered into a non-exclusive agreement with Siemens to develop HTS receiver coil subsystems for a Siemens low-field MRI machine. The Company has also received support from the Naval Research Laboratory and the Department of Defense Advanced Research Projects Agency to develop superconducting technology for MRI breast cancer screening in collaboration with researchers from Stanford University,

     FUTURE APPLICATIONS. HTS receiver technology can be used in NMR microscopes, which are essentially high-resolution MRI machines for examining small objects in high detail. Biological specimens such as pathology samples, which are currently are sliced, stained and examined with optical microscopes, could be placed whole in the imager and a complete three-dimensional data set could be constructed. The pathologist could have the computer slice the image in any plane, which is not possible using the current techniques, even with computer assistance, because of the dramatic and variable shrinkage of the samples. Presently, NMR microscopy is only a research tool because the use of copper receiver coils can require data collection times of one to two days to obtain an acceptable image. The enhancement in signal-to-noise ratio provided by HTS and cryoelectronic technologies could reduce this data collection time to a matter of minutes. Conductus is developing receiver subsystems for this application in collaboration with Duke University under government contract funding from the National Institutes of Health. See "Risk Factors -- Early Stage of the Superconductive Electronics Market."

  INSTRUMENTATION

     Superconductive magnetic sensors known as SQUIDs are used in electronic instruments to detect signals thousands of times smaller than can be detected by conventional magnetometers. With appropriate control electronics, SQUIDs can discern magnetic signals one hundred billion times smaller than the earth's magnetic field. A number of different types of instruments, including specialized laboratory equipment, non- destructive test equipment, geophysical surveying instruments and advanced medical diagnostic instruments, can potentially utilize magnetic sensors to detect and locate magnetic signals of interest.

     Magnetic sensors are used in some circumstances to locate oil and other mineral deposits. In this application, SQUID technology offers the advantage of portability by virtue of the small size of its sensors compared to bulky conventional copper coils used as magnetometers. SQUID sensors can also detect electrical impulses in the heart without the use of electrodes or other contacts to the patient required by conventional EKGs, using a technique called magnetocardiography,v ("MCG") Conductus believes that MCG potentially may require far less time and effort from medical personnel than electrocardiography and therefore reduce the cost of obtaining cardiac diagnostic information.

      CONDUCTUS SOLUTION. Conductus currently manufactures and sells SQUIDs and laboratory instruments based on SQUIDs and is developing additional SQUID sensors, electronics and complete sensing subsystems for customers in the geophysical,. non-destructive evaluation and medical markets. See table page 5,
p. 77, Target Markets and Commercialization Status. Conductus' standard products include magnetic sensing components sold under the tradenames "iMAG-Registered Trademark-" and "Mr. SQUID-Registered Trademark-" and a complete magnetometer system sold under the tradename "XXMAG-TM- List prices for complete iMAG systems generally range from $7,000 to over $40,000 depending on the configuration. Mr. SQUID has a list price of approximately $2,000. List prices for complete XXMAG systems generally range from $87,000 to over $140,000 depending on the configuration,

     While historically the Company's sales have been primarily to laboratory customers, Conductus believes that the greatest opportunities for growth for its magnetic sensing products will be with OEM customers for specific applications. Currently, Conductus is developing HTS geophysical systems under government contracts from two different agencies and is working with Geometrics, Inc., a manufacturer of geophysical surveying equipment, to develop and market commercial instruments for these applications. Conductus is also working with researchers at Kanazawa Institute of Technology in Japan to develop SQUID-based instruments for seismic studies and for biomedical applications. Conductus has also sold sensors, electronics and cryogenic vessels to other customers developing biomedical applications of SQUIDs. See "Risk Factors -- Early Stage of the Superconductive Electronics Market", "- Dependence on Licensed Technology" and "- Highly Regulated Product Applications."

     The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductive technology, including superconducting materials and processes, as well as and industry standards. The Company has focused its development efforts to date principally on yttrium barium copper oxide ("YBCO"). There can be no assurance that YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company will have to continue to develop and integrate advances in technology for the fabrication of electronic circuits and devices and manufacture of commercial quantities of its products. The Company will also need to continue to develop and integrate advances in complementary technologies. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by Conductus will not prove more advantageous for the commercialization of superconductive electronic products. In addition, many of Conductus' potential products, if successfully developed, are likely to be used as components or subsystems in systems manufactured and sold by third party systems manufacturers. There can be no assurance that these third parties will elect to incorporate superconductive electronic products in these systems or, if they do, that related system requirements, such as data processing software and hardware capabilities, can or will be successfully developed. Failure of third parties to successfully commercialize complementary technologies or to incorporate the Company's products into their systems would have a material adverse effect on Conductus' business, operating results and financial condition.

STRATEGIC ALLIANCES AND DEVELOPMENT AGREEMENTS

     Conductus is party to a number of collaborative arrangements with corporations and research institutions with respect to the research, development and marketing of certain of its potential products. Conductus evaluates, on an ongoing basis, potential collaborative relationships and intends to continue to pursue such relationships. The Company's future success will depend significantly on its collaborative arrangements ( with third parties. There can be no assurance that these arrangements will result in commercially successful: products. See "Risk Factors -- Extensive Reliance on Collaborative Relationships," and "- Limited Outlet! for Certain Products."

     LUCENT TECHNOLOGIES, INC. Conductus and Lucent entered into a joint development and licensing agreement in April 1996, under which Conductus is developing a superconductive transceiver filter subsystem for the PCS market., Both Conductus and Lucent are to provide technical support to the program. Initial tests of a prototype of the receiver portion of the subsystem were conducted in April 1996. A more complex prototype subsystem containing six HTS receiver channels and three conventional transmit filters was delivered to Lucent at the end of the year. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned.

     SIEMENS AG. Conductus is developing a general-purpose superconducting MRI receiver coil for a Siemens' low-field MRI system under a joint development agreement effective December 1, 1995. Under that agreement, Conductus will design a coil and test it on Siemens' instruments, while Siemens will assist Conductus by providing information and access to instrumentation In November 1996, preliminary measurements on "phantom" (i.e. non-human) samples were made using the HTS coil system Conductus expects the first human images to be obtained in the first half of 1997. All intellectual property rights will remain with the party developing the intellectual property, and jointly developed property will be jointly owned.

     CTI-CRYOGENICS. Conductus and CTI-Cryogenics, a division of Helix Technology Corporation, entered into a collaboration agreement in September 1995, under which CTI will work with Conductus to design interfaces between CTI cryocoolers and Conductus subsystems.

     HIGH-TEMPERATURE SUPERCONDUCTOR THIN-FILM MANUFACTURING ALLIANCE.
Conductus is a principal member of the HTMA, which was formed in November 1995 to develop cost-effective manufacturing methods for YBCO thin-films for radio-frequency applications, establish industry standards and provide second-sourcing and technology transfer among the companies under a program currently funded in part by the Department of Defense Advanced Research Projects Agency (DARPA"). Superconductor Technologies, Inc. ("STI") is the other principal member of the HTMA. Other members include Stanford University and the Georgia Research Corporation, Focused Research, Microelectronic Control and Sensing Incorporated, IBIS and BDM Federal. Under the HTMA, each party will have certain access to the technology of the other parties that is developed under the program.

     KANAZAWA INSTITUTE OF TECHNOLOGY. In September 1995, Conductus entered into an OEM agreement with Kanazawa Institute of Technology ("KIT") under which Conductus is to be KIT's exclusive supplier, subject to certain conditions, of LTS and HTS SQUIDs for use in instruments that it is developing. KIT is developing biomedical systems based on SQUID technology. intends that its initial product will be for seismology Conductus has received several an initial orders for LTS SQUIDs under this agreement, which contains no minimum purchase requirement, and there can be no assurance that KIT will successfullyy develop and market instruments using Conductus' SQUID products or, if it does develop such products, that a significant market will exist for those products. Furthermore, there can be no assurance that Conductus will be able to meet KIT's design requirements, in which case KIT shall be free to use other suppliers of SQUIDs.

     GEOMETRICS. Conductus is working with Geometrics, Inc., a geophysical instrumentation company, under two government contracts to develop SQUID-based instruments for geophysical exploration. If successful, the project could lead to the development of commercial geophysical instruments incorporating Conductus SQUIDs and SQUID electronics.

RESEARCH AND DEVELOPMENT

     GOVERNMENT CONTRACTS. The Company's research and development expenses in the fiscal years 1996, 1995 and 1994 were approximately $11,774,000, $9,819,000, and $9,201,000, respectively. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $13,178,000, $9,176,000, and $8,717,000 of total operating expenses in the three months ended March 31, 1996, and fiscal years 19965, 1995, and , and, 19943, respectively. The Company's revenue from government-related contracts represented approximately 77%, 77%, and 82% and 78% of total revenues for the three months ended March 31, 1996 and fiscal years 19965, 19954 and 19943, respectively. Conductus believes that it will continue to be heavily dependent on U.S. government contracts to fund a significant portion of its research and development programs. The Company's strategy is to fund a significant portion of its research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government. As of March December 31, 1996, the Company had received aggregate awards since its inception of approximately $46,422,000 g6,652,000 from U.S. government agencies, including approximately $33,006,000, $25,529,000 recognized as revenue by the Company through December March 31, 1996, and approximately $8,796,000, $7,760,000 in awards for which it has not yet entered into research contracts. As of DecemberMarch 31, 1996, Conductus had approximately $4,620,000, under existing U.S. government contracts which provide that most of the research and development is to be performed in the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     As shown in the examples below, these contract programs and others enable Conductus to develop its core technologies and support Conductus' business areas.


                GOVERNMENT-SUPPORTED RESEARCH AND DEVELOPMENT

                                             SELECTED  FUNDING AGENCIES
Defense Advanced Research Projects           National Aeronautics and Space    Naval Research Laboratory
 Agency                                        Administration

Department of Commerce                       National Institutes of Health     Office of Naval Research

Department of Energy


                                       SELECTED AREAS OF RESEARCH AND DEVELOPMENT

TECHNOLOGIES               COMMUNICATIONS                HEALTHCARE                    INSTRUMENTATION
Thin Films                 Transmit filters           NMR spectroscopy                 SQUID Technology

Multilayer films           Cellular receivers         MRI                              SQUID Amplifiers

Cryo Packaging             Switching                  NMR Microscopy                   SQUID Geophysical


     The Company's contracts involving the U.S. government are or may be subject to numerous risks., These risks include: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts; risks of potential disclosure of Conductus' confidential information to third parties; the failure or inability of the prime contractor to perform its prime contract in circumstances where Conductus is a sub- contractor; the failure of the government to exercise options provided for in the contracts; the government's nonexclusive, royalty-free license to use technology developed pursuant to the contracts by or on behalf of the government in certain circumstances; and exercise of "march-in" rights by the government. March-in rights refer to the right of the U.S. government or government agency to require the Company to license patented technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, there can be no assurance that the U.S. government will continue its commitment to programs to which the Company's development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs, or that the Company can compete successfully to obtain funding pursuant to such programs, See "Risk Factors -- High Degree of Dependence Upon Government Contracts."

     SCIENTIFIC ADVISORY BOARD. Since its founding, Conductus has engaged the services of a Scientific Advisory Board composed of experts in superconducting materials, devices and science who advise the Company concerning long-term scientific planning, research and development. The members of the Scientific Advisory Board provide research, investigation and consulting services to Conductus in exchange for consulting fees. Eight members have had consulting agreements with the Company and have equity ownership in the Company as a result of option grants.

     The Scientific Advisory Board is chaired by Dr. John M. Rowell, who previously served as the Chief Technical Officer of Conductus from 1988 until August 1995. Dr. Rowell has been a leading figure in superconductive electronics for over 30 years. The membership of the Scientific Advisory Board includes Professor Malcolm R. Beasley, Stanford University; Dr. Leonard Cutler, Hewlett-Packard Company; Dr. Robert C. Dynes, Chancellor of University of California, San Diego; Professor John Clarke, University of California, Berkeley; Professor Emeritus Theodore H. Geballe, Stanford University; Dr. Robert H. Hammond, Stanford University;

Professor Aharon Kapitulnik, Stanford University; Professor Paul L. Richards, University of California, Berkeley; and Professor Theodore Van Duzer, University of California, Berkeley. See "Risk Factors - Attraction and Retention of Key Employees.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

     Conductus has received 2117 U.S. patents and one related foreign patent which have unexpired term ranging from 13 to 18 years and has 158 patent applications pending before the U.S. Patent and Trademark Office. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. These patents and patent applications cover Conductus processes and products in many aspects of its business. The Company will continue to file other U.S. and key international patent applications as part of its business strategy to protect technology it considers important to providing a competitive market advantage for its technologies. There can be no assurance, however. that its applications will result in issued patents, that the validity of its issued patents will not be subject to challenge or that third parties will not be able to design around the patented aspects of the Company's products. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain its competitive position. The Company's efforts to protect its proprietary rights may not be successful, prevent their misappropriation or ensure that these rights will provide the Company with a competitive advantage. Additionally, certain of the issued patents and patent applications are jointly owned by the Company and third parties. Any party owner has the right to license rights under such patents and applications, which could result in Conductus not having exclusive control over such inventions.

     The Company believes that, since the discovery of HTS in 1986, several thousand patent applications have been filed worldwide and over a thousand patents have been granted in the U.S. relating to superconductivity. There are interference proceedings pending regarding rights to inventions claimed in some of the applications. Accordingly, the patent positions of companies using HTS technology, including Conductus, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others, including competitors of the Company, have obtained or will obtain patents relating to the Company's planned products or technology.

     A patent issue of particular importance to the Company relates to copper oxides or "cuprates," that are used to make HTS products, including YBCO. Conductus has neither obtained any issued patents nor has it filed any patent applications covering the composition of any cuprates or other HTS materials. However, several U.S. and foreign patent applications, including applications filed by IBM, AT&T, the University of Houston, the Naval Research Laboratory and others, are pending that cover the composition of YBCO and related HTS. See "-
Background   Overview - Conductus' Approach." The Company understands that at least several of such U.S. applications are the subject of an interference proceeding currently pending in the U.S. Patent and Trademark Office (Interference No. 101,981). Additionally, E. I. duPont de Nemours & Co. (C"DuPont") has notified Conductus that it is the exclusive licensee of patents issued in Israel, Sweden,. Taiwan and the United Kingdom covering the composition of YBCO and a method for using YBCO in superconducting applications. Dupont has stated that it is interested in sublicensing such patents to Conductus, and would consider sublicensing to Conductus, as they issue, any other foreign and U.S. patent applications licensed to DuPont by the University of Houston. The Company anticipates that it will be required to obtain a license to use YBCO from one or more of these parties in order to continue to develop and sell products based on YBCO.

     There can be no assurance that the Company would able to obtain licenses to patents covering YBCO compositions, when issued, or to any other patents applicable to the Company's business on commercially reasonable terms. In such an event, the Company could be required to expend significant resources to develop non-infringing technology alternatives or to obtain licenses to the technology that the Company infringes or would infringe. There can be no assurance that the Company would be able to successfully design around these third party patents or to obtain licenses to technology that it may require. Furthermore, there can be no assurance that the Company will not be obligated to defend itself at substantial cost against allegations of infringement of third party patents. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, or require the Company to cease using such technology. In addition, aside from the merits of a claim, the cost of defending any such suit would constitute a major financial burden for the Company that would have a material adverse effect on its business, operating result and financial condition.

     Conductus has granted to various entities non-exclusive, royalty-bearing licenses to certain of its proprietary technology for the manufacture and distribution of various equipment, including rotating target holders, substrate heaters and mutual inductance probes to be used in cryogenic measurement systems. Through its strategic relationships, Conductus has received rights to certain intellectual property developed by its partners, as well as commitments from those partners to offer licenses to certain background technology. Conductus cannot, however, be certain that such licenses will be on terms that allow Conductus to compete effectively in the marketplace.

     Additionally, successful marketing of a material portion of Conductus' products depends in part on nonexclusive licenses obtained from various licensors. There can be no assurance that such licenses will not be terminated by licensors or that Conductus will be able to develop alternate products that do not require these or other licenses.

     Conductus owns the United States registered trademarks "CONDUCTUS," the Conductus logo, "Mr. SQUID" and "iMAG" and claims the rights to the trademarks "xMAG.", "ClearSite-TM-", and "pcSQUID". See "Risk Factors -- Uncertainty of Patents and Proprietary Rights; Risk of Litigation."

MANUFACTURING

      Conductus has performed pioneering work in materials, processes and structures based on thin-film superconducting technology, and has developed processes it believes are capable of routinely producing a variety of high-quality films for several applications, including multilayer thin-film materials suitable for more complex devices and components. Conductus has established a pilot production facility at its head- quarters in Sunnyvale, California to fabricate, test and assemble HTS and LTS thin films and components. The Company fabricates two-, three- and four-inch wafers in two cleanroom areas that consist, in the aggregate, of approximately 2,600 square feet and that have ratings of subclass 1,000 and 10,000 (meaning there are fewer than 1,000 or 10,000 particles larger than 0.5 microns per cubic foot of air). See "-Properties." Conductus combines what it believes to be the world's most advanced YBCO thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration.

     The primary materials and equipment used in Conductus' products include substrates, YBCO and processing equipment. The Company procures its substrates from several suppliers. The Company procures its YBCO source material from two suppliers and believes that YBCO can be obtained from at least two other vendors. For certain processes, Conductus utilizes elemental metals (yttrium, barium and copper) to produce YBCO. These substances are available from numerous vendors. The Company's processing equipment is assembled from off-the-shelf components which can be obtained from multiple sources.

     Conductus believes that most of its products for the communications and healthcare markets will be in the form of subsystems that incorporate superconducting and cryoelectronic components with cryogenic refrigerators and conventional electronic assemblies. Apart from the superconducting components which are manufactured by Conductus, the Company anticipates that most other components of its subsystems will be purchased as standard products from commercial vendors or specially ordered from various suppliers. These include cryogenic refrigerators, printed circuit boards, product cases and housings,. vacuum vessels and other components. Certain components of Conductus' subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers, Although the Company does not believe that it is ultimately dependent upon any supplier of these components as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, an inability to meet demand, a prolonged interruption in supply or a significant increase in price of one or more components would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- High Degree of Dependence Upon Other Complementary Technologies and -- Reliance on Limited- or Sole-Source Suppliers."

     Conductus is focusing on the development of its production processes and is manufacturing limited quantities of superconducting components and prototypes at its Sunnyvale, California facility. Apart from the production of superconducting components, the Company's manufacturing activities generally will be limited to cleaning, final assembly, vacuum bakeout and test procedures. Conductus is producing these products in limited commercial quantities and is continuing to expand its capabilities. See "Risk Factors - Limited Commercial Manufacturing Capability." At its Instrument and Systems Division in San Diego, California, Conductus designs and manufactures large-scale superconductive magnetic sensing systems using these superconductive components. This facility also designs and manufactures electronic instruments and circuitry used in conjunction with superconductive components.

COMPETITION

     Although the market for superconductive electronics currently is small and in the early stages of development, Conductus believes this market will become intensely competitive if products with significant market potential are successfully developed.

     A number of large American, Japanese and European companies are engaged in research and development programs that the Company believes could lead to the development and/or commercialization of superconductive electronic products. These include, among others: DuPont, IBM, TRW, and Northrop- Grumman Corporation in the U.S.; and Fujitsu Ltd., Hitachi Ltd., NEC Corp. and Sumitomo Electric Industries, Ltd. in Japan. The Company also believes that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Biomagnetic Technology, Inc. and Quantum Design, Inc. in magnetic sensing products; Hypres, Inc. in digital circuits; and Illinois Superconducting Corp., Superconducting Core Technologies, Inc. and Superconductor Technologies Inc. in wireless communications. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field. Conductus' ability to compete successfully will require it to develop and maintain technologically advanced products, attract and retain highly qualified personnel, obtain patent or other protection for its technology and products and manufacture and market its products, either alone or with third parties. See "Risk Factors -- Intense Competition."

     The Company's existing collaborative arrangements permit, and future arrangements also may permit, the Company and each partner to use the technology developed under these arrangements. Accordingly, the Company may compete with its partners for commercial sales of any products developed under these arrangements,

     The Company's potential products, if successfully developed, may compete directly with other existing and subsequently developed products using competitive, conventional technologies. There can be no assurance that the Company's products will have sufficient performance advantages over these other products to attract significant commercial interest. These and related factors may limit market acceptance of products incorporating superconductive technology. See "Risk Factors -- Competing Technologies." Conductus believes that the principal competitive factors in the market for superconductive electronics will be the following: the ability to develop commercial applications of superconductive technology; product performance, including, where appropriate, speed, sensitivity, size and power dissipation; price; product quality and reputation. Conductus believes that it is competitive with respect to these factors. Nonetheless, because the market for superconductive electronics is at an early stage, the relative competitive position of the Company in the future is difficult to predict.

SALES AND MARKETING

     Although Conductus has limited experience in sales, marketing and distribution, it has been expanding its expertise and activities in these areas in order to successfully commercialize its potential products. Conductus sells its products through a combination of OEM relationships, direct sales and a network of independent manufacturer's representatives and distributors. The Company's sales and marketing strategy is to use manufacturers' representatives and distributors for sales of its magnetic sensor-based and laboratory instrument products and to rely primarily on OEMs for its subsystem products for communications;: healthcare and instrumentation. The Company has established a domestic and international network of_ independent manufacturer's representatives who have primary responsibility for selling magnetic sensing_ and laboratory instrumentation products. As of December 31, 1996, 11 domestic and 8 foreign firms were manufacturer's representatives and distributors, covering 41 states and 18 foreign countries including a majority of western Europe, Japan, Australia, New Zealand and India. See "Risk Factors -- Need to Develop Infrastructure to Support Commercialization."

     The Company currently employs a sales and marketing staff of eight nine full-time equivalents. These employees are actively engaged in direct marketing to OEM and potential OEM customers, as well as in sales and marketing support. The Company actively markets its products through advertisements in trade journals as well as through demonstration of its technology and products at industry trade shows, including trade shows related to telecommunications, NMR spectroscopy, MRI imaging and magnetic sensing. The Company's employees have published the results of their research at Conductus widely in trade and technical journals. Additionally, Conductus' employees have frequently presented Conductus' technology a invited speakers at conferences worldwide.

     For the three months ended March 31, 1996 and fiscal years 1996, 1995, and 1994 and 1993, commercial sales to one customer of $1,560,000, 241,000, $1,172,000, and $732,000 and $816,000 were 12% 9%, 11%, and 8% and 13% of total revenues, respectively. This customer acts primarily as a distributor of the Company's products, selling to end-users.

ENVIRONMENTAL MATTERS

     The Company uses certain hazardous materials in its research and manufacturing operations. As a result, Conductus is subject to federal, state and local governmental regulations. Conductus believes that itt has complied with all regulations and has all permits necessary to conduct its business. See "Risk Factors - Environmental Regulations."

EMPLOYEES

     As of December March 31, 1996, the Company had a total of 133 full-time equivalent employees of which46 51 hold advanced degrees. Of the total full-time employees, 66 were engaged in research and product development, 38 manufacturing, 8 in sales and marketing and 21 in administration and finance. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-K, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY. THE DISCUSSION IN THE FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     EARLY STAGE OF THE SUPERCONDUCTIVE ELECTRONICS MARKET. Conductus was founded in September 1987 and to date has been engaged principally in research and development activities. Although Conductus has introduced a number of superconductive electronic products, most of Conductus' revenues to date have been derived from research and development contracts. The superconductive electronics market is new, with limited product commercialization to date. There can be no assurance that Conductus will successfully introduce any products currently under development, that Conductus will be able to manufacture adequate quantities of any products it introduces at commercially acceptable costs or on a timely basis or that any such products will offer sufficient price/performance advantages to achieve market acceptance. The Company's failure to successfully develop, manufacture and commercialize products that offer sufficient price/performance advantages to achieve significant market acceptance on a timely and cost-effective basis would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ACCUMULATED DEFICIT AND ANTICIPATED FUTURE LOSSES. UNCERTAINTY OF FINANCIAL RESULTS As of December 31, 1996, the Company had accumulated net losses of approximately $29.2 million. Conductus expects to incur substantial additional losses at least during 1997 as it expands operations. Continued development of the Company's products may require the commitment of substantial resources to research and development, establishment of additional pilot and commercial-scale fabrication processes and facilities of enhanced quality control, marketing, sales and administrative capabilities. In order to achieve profitability, Conductus, on its own or with collaborative partners, must successfully develop, manufacture, introduce and markets its potential products. There can be no assurance that the Company will ever be able to achieve profitable operations or, if profitability is achieved, that it can be sustained.

     QUARTERLY FLUCTUATIONS. The Company's operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue and perhaps increase in future periods as the Company seeks to commercialize its products. Factors that may affect the Company's operating results include the timing of government funding awards, the timing and market acceptance of new products or technological advances by the Company and its competitors the timing of significant orders from and shipments to customers, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the accuracy of resellers' forecasts of end user demand, regulatory changes, the ability of the Company and its subcontractors to obtain sufficient supplies of limited or sole-source components for the Company's products and general economic conditions both domestically and internationally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     HIGH DEGREE OF DEPENDENCE UPON OTHER COMPLEMENTARY TECHNOLOGIES. Commercial uses of superconductive products will depend generally on the commercial availability of a number of other technologies such as specialized mechanical refrigeration systems, cryogenically-cooled semiconductor technology and large-area compatible wafer substrates, some of which are in the development stage. Conductus currently does not intend to devote significant effort or resources to developing these technologies, and is dependent on the development activities of third parties in these areas. There can be no assurance that these technologies will be successfully developed and commercialized, or that they will achieve market acceptance.

     RELIANCE OF LIMITED OR SOLE-SOURCE SUPPLIERS. Certain components of Conductus' subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers. The inability of the Company to develop alternative sources, if required, an inability to meet demand, a prolonged interruption in supply or a significant increase in price of one or more components would have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON INCORPORATION OF POTENTIAL PRODUCTS IN THIRD PARTY SYSTEMS. Many of Conductus' potential products, if successfully developed, are likely to be used as components or subsystems in systems manufactured and sold by third party systems manufacturers. There can be no assurance that these third parties will elect to incorporate superconductive electronic products in these systems or, if they do, that related system requirements, such as data processing software and hardware capabilities, can or will be successfully developed. Failure of third parties to successfully commercialize complementary technologies or to incorporate the Company's products into their systems would have a material adverse effect on Conductus' business, operating results and financial condition.

     EXTENSIVE RELIANCE ON COLLABORATIVE RELATIONSHIPS. Conductus has established and continues to seek to establish collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Conductus' success will depend in large part on the development of successful collaborative arrangements with third parties their strategic interest in the potential products under development and their willingness to purchase any such products. There can be no assurance that Conductus will be able to enter into collaborative arrangements on commercially reasonable terms, that these arrangements, if established, will result in successful programs to develop, manufacture or market superconductive electronic products or, if these programs are successful, that Conductus' collaborative partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. In addition, these programs may require Conductus to share control over its development, manufacturing and marketing programs and relinquish rights to its technology, may be subject to unilateral termination by the Company's collaborative partners and may restrict Conductus' ability to engage in certain areas of product development, manufacturing and marketing.

     RAPID TECHNOLOGICAL CHANGE. The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductive technology, including superconducting materials and processes, and industry standards. The Company has focused its development efforts to date principally on YBCO. There can be no assurance that YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company will have to continue to develop and integrate advances in technology for the fabrication of electronic circuits and devices and manufacture of commercial quantities of its products. The Company will also need to continue to develop and integrate advances in complementary technologies. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by Conductus will not prove more advantageous for the commercialization of superconductive electronic products.

     INTENSE COMPETITION. The market for electronic products is intensely competitive. Although the market for superconductive electronics currently is small and in the early stages of development, Conductus believes this market will become intensely competitive if products with significant market potential are successfully developed. A number of large American, Japanese and European companies, many of which have substantially greater financial resources, research and development staffs and manufacturing and marketing capabilities than the Company, are engaged in programs to develop and
commercialize superconductive electronic technology and products.   A number
of smaller companies are also engaged in various aspects of the development and commercialization of superconductive electronic products. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to competitive arrangements for commercializing superconductive electronic products. In addition, if the superconductor industry develops further, new competitors with significantly greater resources are likely to enter the field. Conductus' ability to compete successfully will require it to develop and maintain technologically advanced products, attract and retain highly qualified personnel, obtain patent or other protection for its technology and products and manufacture and market its products, either on its own or with third parties. The Company's inability to compete successfully would have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Competition."

     COMPETING TECHNOLOGIES. The Company's planned products, if successfully developed, will compete directly with other existing and subsequently developed products which use competing technologies. In wireless communications applications, there are a number of competing approaches and technologies to increase the capacity and improve the quality of wireless networks. These approaches include increasing the number of base stations, increasing tower heights, locating filters and amplifiers at the top of antennas and using advanced antenna technology. In healthcare imaging and analysis applications, alternative approaches and technologies in magnetic resonance instruments include using more powerful magnets, and improving receiver sensitivity by refrigerating conventional copper receiver coils. In magnetic sensing instrument applications, alternative approaches and technologies may be available to perform functions addressable by magnetic sensing technology. Improvements in existing alternative approaches or the development and introduction of competing approaches or technologies to the Company's potential products could have a material adverse effect on the Company's business, operating results and financial condition. Failure of the Company's potential products to compete successfully with products using competing technologies would have a material adverse effect on the Company's business, operating results and financial condition.

     UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS: RISK OF LITIGATION. The Company's efforts to protect its proprietary rights may not be successful in preventing their misappropriation or ensuring that these rights will provide the Company with a competitive advantage. There can be no assurance that the Company's pending applications will result in issued patents, that the validity of the Company's issued patents will not be subject to challenge or that third parties will not be able to design around the patented aspects of the Company's products. Additionally, certain of the issued patents and patent applications are jointly owned by the Company and third parties. Any party has the right to license rights under such patents and applications, which could result in Conductus not having exclusive control over such inventions.

     The patent positions of companies using HTS technology, including Conductus, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others, including competitors of the Company, have obtained or will obtain patents relating to
the Company's planned products or technology.   A patent issue of particular
importance to the Company relates to copper oxides or "cuprates," that are used to make HTS products, including the YBCO compound which is currently the basis for the Company's business and products. Conductus has neither obtained any issued patents nor has it filed any patent applications covering the composition of any cuprates or other HTS materials. However, several U.S. and foreign patent applications filed by IBM, AT&T, the University of Houston, the Naval Research Laboratory and others are pending regarding the composition of YBCO and related HTS. The Company understands that several of such U.S. applications are the subject of an interference proceeding currently pending in the U.S. Patent and Trademark Office (Interference No. 101,981). Additionally, E. I. du Pont de Nemours & Co. ("DuPont") has notified Conductus that it is the exclusive licensee of patents issued in Israel, Sweden, Taiwan and the United Kingdom covering the composition of YBCO and a method for using YBCO in superconducting applications. DuPont has stated that it is interested in sublicensing such patents to Conductus, and would consider sublicensing to Conductus, as they issue any other foreign and U.S. patent applications licensed to DuPont by the University of Houston.
The Company anticipates that it will be required to obtain a license to use YBCO from one or more of these parties in order to continue to develop and sell products based on YBCO.

     There can be no assurance that the Company would be able to obtain licenses to patents covering YBCO compositions, when issued, or to any other patents applicable to the Company's business on commercially reasonable terms. In such an event, the Company could be required to expend significant resources to develop non-infringing technology alternatives or to obtain licenses to the technology that the Company infringes or would infringe. There can be no assurance that the Company would be able to successfully design around these third party patents or to obtain licenses to technology that it may require. Furthermore, there can be no assurance that the Company will not be obligated to defend itself at substantial cost against allegations of infringement of third party patents. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, or require the Company to cease using such technology. In addition, aside from the merits of a claim, the cost of defending any such suit would constitute a major financial burden for the Company that would have a
material adverse effect on the Company'   business, operating results and
financial condition.

     See "Business -- Patents, Proprietary Technology and Trademarks."

     DEPENDENCE ON LICENSED TECHNOLOGY.   Successful marketing of a material
portion of Conductus' products depends in part on nonexclusive licenses obtained from various licensors. There can be no assurance that such licenses will not be terminated by licensors or that Conductus will be able to develop alternate products that do not require these or other licenses.

     SUBSTANTIAL FUTURE CAPITAL NEEDS. The Company to date has received limited revenues from product sales. The development of the Company's planned products will require a commitment of substantial additional funds. Conductus anticipates that its existing available cash should be adequate to fund the Company's operations through at least the end of 1997. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and cost involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, the availability of funding under government contracts, the ability of the Company to establish collaborative arrangements and the cost of manufacturing scale-up and the amount and timing of future revenues. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. There can be no assurance that additional financing will be available on acceptable terms or at all, if and when required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     LIMITED COMMERCIAL MANUFACTURING CAPABILITY. Conductus has established a limited production facility. To date, Conductus has focused primarily on the development of its fabrication processes and the production of limited quantities of superconducting thin films and components. Although Conductus' processing technology is derived principally from semiconductor manufacturing technology, the fabrication of HTS components entails additional difficulties because of specific properties unique to HTS materials. There can be no assurance that Conductus can develop enhanced processing technology necessary to develop more advanced superconducting devices and circuits, that the Company will be able to attain commercial yields in the future, that the Company will not suffer recurring yield problems caused by mask defects, impurities in materials and other factors or that the Company can expand its processing, production control, assembly, testing and quality assurance capabilities to produce existing or planned superconductive electronic products in adequate commercial quantities. The Company's failure to develop an adequate manufacturing capacity would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Manufacturing."

     NEED TO DEVELOP INFRASTRUCTURE TO SUPPORT COMMERCIALIZATION. Conductus has very limited experience in commercial sales, marketing and distribution. Expanded sales, marketing and customer service capabilities are also needed. There can be no assurance that it will be able to establish adequate sales, marketing and distribution capabilities or be successful in gaining market acceptance for any of its potential products.

     LIMITED OUTLETS FOR CERTAIN PRODUCTS. The market for NMR systems is highly concentrated, with estimates that approximately 85% of the worldwide market is divided between Varian Associates ("Varian") and Bruker Instruments. There can be no assurance that Varian will be successful in marketing the NMR probes or systems containing Conductus probe subsystems, that Varian will continue to market the probes or systems or that the Company will be able to market the probes or systems through other channels should distribution through Varian and Nalorac prove unsuccessful. See "Business -- Strategic Alliances and Development Agreements."

     HIGH DEGREE OF DEPENDENCE UPON GOVERNMENT CONTRACTS. A significant portion of the Company's revenues has been derived from contracts with agencies of the U.S. government. The Company's revenue from government-related contracts represented approximately 77%, 77%, and 82% of total revenue for fiscal 1996, 1995 and 1994, respectively. The Company's contracts involving the U.S. government are or may be subject to various risks, including: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts; risks of potential disclosure of Conductus' confidential information to third parties; the failure or inability of the prime contractor to perform its prime contract in circumstances where Conductus is a subcontractor; the failure of the government to exercise options provided for in the contracts; the government's nonexclusive, royalty-free license to use technology developed pursuant to the contracts by or on behalf of the government in certain circumstances; and exercise of "march-in" rights by the government. March-in rights refer to the right of the U.S. government or government agency to require the Company to license to third parties patented technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The programs in which Conductus participates in many cases extend for several years, but are normally funded on an annual basis. There can be no assurance that the U.S. government will continue its commitment to programs to which the Company's development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs, or that the Company can compete successfully to obtain funding pursuant to such programs.
 Conductus does not anticipate that government contract revenues will grow at historical rates in the future and there can be no assurance that revenues from government contracts will continue at historic levels. A reduction in, or discontinuance of, such commitment or of the Company's participation in such programs would have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Research and Development -- Government Contracts."

     HIGHLY REGULATED POTENTIAL PRODUCT APPLICATIONS. Some of the Company's potential products may be used as subsystems in medical devices, such as MRI and NMR devices, which are subject to extensive governmental regulation in the U.S. by the Food and Drug Administration ("FDA") and other government agencies. Regulation of medical devices outside the U.S. varies widely from country to country. The clearance and approval process for both the FDA and foreign regulatory authorities can be costly and time consuming and the Company will be largely dependent upon the efforts of manufacturers of instruments that utilize the Company's subsystems to obtain necessary approvals. There can be no assurance that any buyers of the Company's subsystems will be able to obtain any necessary governmental approvals, or otherwise comply with applicable government regulations.

     In addition, in some states, a certificate of need ("CON") or similar regulatory approval is required prior to acquisition of medical equipment or introduction of a new service by hospitals or healthcare providers. CON regulations limiting the number of new MRI machines or limiting the acquisition of magnetoencephalography devices could adversely impact commercialization of those products, whether or not they incorporate superconducting products supplied by the Company.

     In the communications area, the operation of cellular and PCS base stations is regulated in the United States by the Federal Communications Commission ("FCC"). Base stations and equipment marketed for use therein must meet specific technical standards. The Company's ability to sell its HTS filter subsystems will depend upon the ability of base station equipment manufacturers and of cellular base station operators to obtain and retain the necessary FCC approvals and licenses. Any failure or delay of base station manufacturers or operators in obtaining necessary approvals could have a material adverse effect on the Company's business, operating results and financial condition.

     ENVIRONMENTAL REGULATIONS. The Company is subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its business, Any failure to comply with present or future regulations could result in fines being imposed on the Company and the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations or to clean up prior discharges.

     ATTRACTION AND RETENTION OF KEY EMPLOYEES. The Company is highly dependent upon the efforts of its senior management and technical team, as well as the contributions of its Scientific Advisory Board. The loss of the services of one or more members of the senior management and technical team or Scientific Advisory Board could impede the achievement of product development and commercialization objectives. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical and key management personnel. Moreover, the Company is targeting its products towards markets, such as communications, healthcare and instrumentation, that require substantial industry knowledge and expertise. The Company currently has limited expertise in these areas and it is essential to attract qualified personnel with expertise in manufacturing, marketing, sales and support in each of its targeted markets. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. See "Business -- Employees."

     VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of technology companies, particularly those that, like the Company, are still engaged primarily in product development activities. See "Price Range of Common Stock and Dividend Policy." Factors such as technology and product announcements by the Company or its competitors, disputes relating to patents and proprietary rights and variations in quarterly operating results may have a significant impact on the market price of the Common Stock. In addition, the securities markets have experienced volatility which is often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of a company's securities, securities class action lawsuits have been instituted against a company. If brought, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition,

     EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF RESTATED CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS AND OF DELAWARE LAW. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and of Delaware corporate law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.
 Among other things, the Company's Restated Certificate of Incorporation does not permit stockholders to act by written consent. See "Description of Capital Stock -- Preferred Stock" and "- Antitakeover Effects of Provisions of the Restated Certificate of Incorporation and Bylaws and of Delaware Law."

     ABSENCE OF DIVIDENDS. The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. See "Price Range of Common Stock and Dividend Policy."

ITEM 2.   PROPERTIES

     The Company's principal facility, including its pilot production facility, is located in two buildings providing approximately 40,000 square feet of available space in Sunnyvale, California. In November 1994, the Company signed new leases on both buildings which will expire in August 2000 and 2001, respectively. The increase in space will facilitate expansion for manufacturing and development efforts. Conductus also leases approximately 10,000 square feet in San Diego under a lease expiring in 1998 for its Instrument and Systems Division. The Company believes its existing facilities are adequate and suitable for its current needs, and additional space can be obtained on commercially reasonable terms as needed to expand the Company's operations.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any pending or threatened litigation against the Company that could have a material adverse effect upon the Company's business, operating results or financial condition. See "Risk Factors - Uncertainty of Patents and Proprietary Rights: Risk of Litigation."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to the stockholders of the Company during the Company's fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

     Name                Age                       Position
-------------------------------------------------------------------------------
Charles E. Shalvoy ...... 49    President, Chief Executive Officer and Director
William J. Fowler ....... 66    Vice President, Manufacturing
Duncan J. MacMillan ..... 52    Vice President, Marketing
Graham Y. Mostyn ........ 43    Vice President, Engineering
Dennis C. Nau ........... 56    Vice President and General Manager of the
                                     Instruments & System Division
Randy W. Simon, Ph.D. ... 43    Vice President, Technology Programs
William J. Tamblyn ...... 38    Vice President, Chief Financial Officer
                                     and Secretary

EXECUTIVE OFFICERS OF THE REGISTRANT

     MR. SHALVOY joined the Company in June 1994 as President, Chief Executive Officer and Director. From 1988 to 1994, he was President and Chief Operating Officer of Therma-Wave, Inc., a manufacturer of semiconductor production equipment. Prior to that, he was employed by Aehr Test Systems, Emerson Electric Corp. and Raychem Corporation in a variety of senior management positions. Mr. Shalvoy holds a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from Stanford University.

     MR. FOWLER joined the Company in September 1996 as Vice President of Manufacturing. From 1994 to 1996, he was Vice President of Operations at Geometrics, a manufacturer of magnetic sensing equipment used in geophysical exploration. From 1990 to 1994, Mr. Fowler was Vice President of Manufacturing and Service at Resonex, a producer of Magnetic Resonance Imaging (MRI) systems. Earlier in his career he held senior manufacturing and operations position with other high technology companies, including Daisy Systems and Qume Corporation. Mr. Fowler holds a B.S.E.E. from San Jose State University.

     MR. MACMILLAN joined the Company in October 1994 as Vice President of Marketing. From 1984 to September 1994, he held various senior managerial positions with Octel Communications Corporation, a manufacturer of voice processing systems. Prior to that, he was employed by Rolm Corporation in several sales, product and general management positions. Mr. MacMillan holds a B.S. in Mechanical Engineering from Stevens Institute and an M.B.A. from Stanford University.

     MR. MOSTYN joined the Company in November 1996 as Vice President of Engineering. From 1992 to 1996, he was the Director of RF and Analog Engineering and later the Director of Engineering, Network Systems Division of MicroUnity, Inc., a communications products start-up company. Prior to that, he spent 10 years with Harris Corporation in engineering management positions. Mr. Mostyn holds a B.A. and M.A. in physics from Cambridge University, England.

     MR. NAU joined the Company in July 1996 as Vice President and General Manager of the Instruments and Systems Division. From 1987 to 1996, he served as President and CEO of Sorrento Electronics, an electronic instrumentation company in San Diego. Mr. Nau served as Director of Projects at Sorrento Electronics for six years prior to assuming the presidency in 1987, and earlier held engineering and engineering management positions at General Atomics Corporation, Kaiser Aluminum and Coors Porcelain Company.
Mr. Nau holds a B.S.E.E. from Gonzaga University and an M.S.E.E. from San Diego State University.

     DR. SIMON joined the Company in October 1990 as Senior Scientist and served as Director of Research and Development from March 1991 to January 1993 and as Vice President, Marketing and Development from January 1993 to November 1994 and Vice President, Technology Programs and Investor Relations from November 1994 to November 1995 and Vice President, Technology Programs since November 1995. From January 1985 to October 1990, he held a variety of scientific and managerial positions at TRW, where he headed TRW's Superconductivity Research Department's high-temperature superconductivity program and managed TRW's internal research and development program on high-temperature superconductive electronics. Dr. Simon holds a B.S in Physics from Pomona College and an M.S. and a Ph.D. in Physics from the University of California, Los Angeles.

     MR. TAMBLYN joined the Company in March 1994 as Director of Finance and Principal Accounting Officer and has served as Chief Financial Officer since April 1994. From May 1993 through December 1993, Mr. Tamblyn was Vice President of Finance and Chief Financial Officer of Ramtek Corporation. From October 1988 to April 1993, he was employed by Coopers & Lybrand in several management and accounting positions. Mr. Tamblyn holds a B.S. in Business Administration -Accounting from San Jose State University and is a Certified Public Accountant.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on Nasdaq National Market since August 5, 1993, the date of the Company's initial public offering (symbol: CDTS). The Company has paid no dividends on its Common Stock since inception and anticipates that for the foreseeable future, it will continue to retain its funds for use in its business. The Company is restricted under its bank financing agreement from paying any cash dividends but may pay stock dividends. On February 28, 1997, the Company had 92 holders of record of its Common Stock.

     The following table sets forth for the indicated periods the high and low closing sales prices of the Common Stock as furnished by the Nasdaq National Market.

                                      Price Range of Common Stock
                                ----------------------------------------
                                Fiscal       1995       Fiscal      1996
                                -----------------       ----------------
                                 High         Low        High       Low
                                 ----         ---        ----       ---
     First Quarter               $  7      $  4 1/2   $  15 1/2   $  6
     Second Quarter                 8         6          17 3/4      9 1/2
     Third Quarter                  7         5 3/4      13          7 1/2
     Fourth Quarter                 7 1/2     5 3/16      9 1/2      6

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected financial data should be read in connection with the Company's audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1993 and 1992 and the balance sheet at December 31, 1994, 1993 and 1992 are derived from audited financial statements not included herein.

STATEMENTS OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Years Ended December 31,
                                 -----------------------------------------------------------
                                   1996        1995        1994        1993(2)      1992
                                 --------    --------    --------    ----------   ---------
Revenues:
     Contract                    $ 9,691      $  8,148    $  7,048    $  5,070      $  2,233
     Product sales                 2,852         2,434       1,588       1,409           438
                                 -------      --------    ---------   --------      --------
     Total revenues              $12,543      $ 10,582    $  8,636$      6,479$        2,671
                                 -------      --------    ---------   --------      --------
                                 -------      --------    ---------   --------      --------
Loss from operations             $(5,109)     $ (4,423)   $ (4,876)   $ (4,070)     $ (3,132)
                                 -------      --------    ---------   --------      --------
                                 -------      --------    ---------   --------      --------
Net loss                         $(5,004)     $ (4,422)   $ (4,544)   $ (4,122)     $ (3,215)
                                 -------      --------    ---------   --------      --------
                                 -------      --------    ---------   --------      --------
Net loss per common share (1)    $ (0.80)     $  (0.80)   $  (0.85)   $  (1.40)     $  (1.91)
                                 -------      --------    ---------   --------      --------
                                 -------      --------    ---------   --------      --------
Shares used in computing
     per share amounts (1)         6,263         5,543       5,323       2,940         1,680
                                 -------      --------    ---------   --------      --------
                                 -------      --------    ---------   --------      --------

BALANCE SHEET DATA

                                                           December 31,
                                   ----------------------------------------------------------
                                   1996         1995        1994        1993(2)       1992
                                 --------     --------    --------    ---------     ---------
Working capital                  $  9,135     $  4,287    $  7,076    $12,438       $(1,332)
Total assets                       16,081       10,128      12,541     16,233         3,250
Long-term debt, excluding
  current portion                   1,022        1,146         533        180           252
Stockholders' equity               11,183        5,814       9,529     14,057            46

(1) Computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements of Conductus, Inc.
(2) The results of operations of the Company for the year do not include the results of operations of Tristan prior to its acquisition by Conductus on May 28, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "BUSINESS".

     Conductus develops, manufactures, and markets electronic components and systems based on superconductors for applications in communications, healthcare and instrumentation markets. In May 1993, Conductus acquired Tristan Technologies, Inc. ("Tristan"), a San Diego, California based company founded in 1991, that designed, manufactured and sold large-scale magnetic sensing systems and instrumentation. In June 1994, Tristan became the Conductus Instruments and Systems division. As of December 31, 1996, Conductus had accumulated losses of approximately $29,227,000 and expects to incur additional losses at least during 1997 due to the Company's planned expansion of operations. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs. See "Risk Factors."

RESULTS OF OPERATIONS

     Total revenues increased to $12,543,000 in 1996 from $10,582,000 in 1995 and $8,636,000 in 1994. Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. Revenue under U.S. government research and development contracts increased to $9,691,000 in 1996 from $8,148,000 in 1995 and $7,049,000 in 1994 and represented 77%, 77%, and 82%, of total revenue in 1996, 1995, and 1994, respectively. The increase in contract revenues during 1996 is largely attributable to a solid base of contracts from 1995 and the addition of several new multi-year contracts. Revenues under these new contracts are expected to offset planned declines in revenues from contracts approaching the end of their terms. The Company had $4,620,000 and $3,930,000 in contracts and grants and $8,976,000 and
$9,228,000 in awards from U.S. government agencies as of December 31, 1996 and 1995, respectively. Conductus does not anticipate that government contract revenues will grow at historical rates in the future. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks. See "Business - Research and Development" and Note 12 of Notes to Financial Statements.

     Revenue from sales of large-scale superconductive magnetic sensing systems, SQUIDs, HTS thin films and other products increased to $2,852,000 in 1996 from $2,433,000 in 1995 and $1,588,000 in 1994, primarily due to an increase in sales of superconductive sensor systems and instruments. The large scale superconductivity systems have large unit prices and are sold in low volumes, and thus significant period to period fluctuations in sales of these systems may occur.

     Cost of product sales were $1,824,000, $1,430,000, and $975,000 for
1996, 1995, and 1994, respectively. The cost of products in 19965, 19954 and 19943 were primarily due to costs of superconducting magnetic systems manufactured by the Instrument and Systems Division. Cost of product sales increased in 1996 and 1995 due to increased levels of revenues from new products introduced in 1995. Gross margins were 36%, 41%, and 39% for 1996, 1995 and 1994, respectively. Gross margins decreased in 1996 because of increased sales of large systems which have lower gross margins and increased costs of start-up in the sensor portion of the magnetic sensor business. Gross margin in 1995 increased over 1994 primarily due to lower margins on initial system products which included startup costs in 1994. Costs of contract revenues are included in research and development expenses and are discussed below.

     The Company's research and development expenses increased to $11,774,000 in 1996 from $9,819,000 in 1995 and $9,201,000 in 1994, or 67%, 65%, and 68%
respectively, of total operating expenses for that year. These cost increases in 1996 and 1995 reflect the increase in the Company's overall research and development activities, and an emphasis on efforts in wireless and healthcare. Research and development includes both externally and internally funded projects. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $13,178,000, of total operating costs and expenses in 1996, from $9,176,000 in 1995 and $8,717,000 in 1994, reflecting increased government contract and research activity throughout the period. Increases in contract revenues in the future, if any, are expected to result in corresponding increases in research and development and general and administrative expenses. Current levels of expenditure are expected to continue for development of commercial products particularly in the wireless and healthcare areas. In addition, the Company expects to continue to incur significant research and development expenses on internally funded programs as it seeks to develop additional commercial products.

     Selling, general and administrative expenses increased to approximately $4,054,000 in 1996 from $3,756,000 in 1995 and $3,336,000 in 1994 or 23%,
25%, and 25%, respectively, of total costs and expenses in 1996, 1995 and 1994, respectively. These costs increased in 1996 and 1995 compared to 1994 due to the increasing size of the Company through the acquisition of Tristan in 1993, significant headcount additions and increasing sales and marketing activities. Total headcount has increased to 133 at December 31, 1996 from 99 at December 31, 1995 and 96 at December 31, 1994, respectively. Increases in 1996 and 1995 over 1994 also include the selling costs associated with expanding the Company's representative network of independent distributors of magnetic sensing and instrument products. Included in 1994 expenses is a non-recurring charge of approximately $230,000 for severance and recruitment expenses associated with management changes and additions. Additionally, the Company expects to continue to incur increasing sales and marketing expenses to the extent it increases sales of commercial products.

     The Company's total costs and expenses increased to $17,652,000 in 1996 from $15,005,000 in 1995 and $13,513,000 onin 1994. Increased emphasis in the wireless and healthcare development added to the total costs and expenses in 1996 and are expected to increase total costs and expenses in 1997.

     Loss from operations was $5,109,000, $4,423,000, and $4,876,000, for
1996, 1995, and 1994, respectively. The increased loss in 1996 compared to 1995 is primarily related to the increased focus on the wireless market and
related development in both PCS and cellular areas.   The modest decline in
loss in 1995 compared to 1994 was primarily related to increases in revenues offset by headcount and contract costs as the Company moved towards developing and commercializing products.

     Interest income from cash equivalents and investments were $263,000 in 1996, $249,000 in 1995, and $344,000 in 1994. The primary reasons for the changes between years was due to the levels of cash equivalents and investments, and reflect approximately $9,892,000 in net proceeds received in the Company's follow-on offering in July 1996.

     Interest charges were $183,000, $156,000, and $56,000 in 1996, 1995 and
1994, respectively. Interest charges related to the Company's several equipment term loan facilities which were reflected for the entire year in both 1996 and 1995 compared to only part of 1994. As of year end, three lease line obligations existed which and mature over the next 12 to 30 months.

     As a result of incurring losses, the Company has not incurred any income tax liability. The Company has established a valuation allowance against its deferred tax assets and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

     Conductus does not believe that inflation has had a material effect on its financial condition or results of operations during the past three fiscal years. However, there can be no assurance that the company's business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company's aggregate cash, cash equivalents and short-term investments totaled $7,636,000, compared to $3,153,000 as of December 31, 1995. The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private financings, $33,006,000 from U.S. government contracts, $5,646,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loan(s) and $3,419,000 in interest income.

     Net cash used in operations was $4,897,000, $4,625,000, and $3,578,000, for 1996, 1995, and 1994, respectively. The increase in net cash used in operating activities in 1996 over the prior years was primarily due to an increase in net loss resulting from expanding the Company's operations, including headcount and other related costs, which was partially offset by increased revenues. A significant portion of the increase relates to increased receivables on government contracts and inventories. The Company anticipates that its accounts receivable from revenues under U.S. government contracts and product sales, as well as inventories, will remain consistent with 1996 levels during 1997.

     Net cash used in investing activities was $4,868,000 in 1996 primarily from the increase in short-term investments from the follow-on offering in June 1996 and the purchases of property and equipment. During 1995 and 1994, net cash of $2,670,000 and $1,743,000 was provided by investing activities from the net reduction in investments, offset by purchases of property and equipment. Purchases of property and equipment in 1995 increased $342,000 over the prior year primarily reflecting expenditures to expand the Company's facilities in 1995 which approximated $625,000 and increased equipment needs for research and development and operations.

     Net cash from financing activities was $10,612,000, $1,722,000, and $269,000 in 1996, 1995 and 1994, respectively. Net cash provided by financing activities in 1996 was were primarily due to the Company's follow-on offering in June 1996 and borrowings under the Company's equipment loans, offset by principal payments under capital lease obligations and equipment term loans. Net cash provided by financing activities in 1995 and 1994 was primarily due to borrowings under the Company's equipment term loan and proceeds from issuance of shares under the 1994 Employee Stock Purchase Plan offset by principal payments under capital lease obligations.

     The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use significant amounts of cash for capital equipment and support operations until product revenues can contribute. The actual amount of the Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and costs involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and marketing requirements, changes in existing research relationships, the availability of funding under government contracts, the ability of the Company to establish collaborative arrangements and the cost of manufacturing scale-up and the amount of future revenues.

      Conductus anticipates that its existing available cash and $1,830,000 of available borrowing under the Company's various lines of credit term loan facilities (See Note 10 to the financial statements) will be adequate to fund the Company's operations through at least the end of 1997 without including funding that may be available under existing and future government contracts. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128) "Earnings Per Share", and Statement No. 129 (SFAS 129) "Disclosures of Information About Capital Structure". These statements are expected to be effective for the Company's first quarter in 1998 and will require a revised presentation of earnings per share. Early adoption of the new standards is not permitted and apart from the impact on earnings per share, the impact will not be material to the Company's financial position or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and auditor's report are included in Item 8:

          Report of Independent Accountants

          Balance Sheets - as of December 31, 1996 and 1995

          Statements of Operations - years ended December 31, 1996,
             1995 and 1994

          Statements of Stockholders' Equity - years ended December 31, 1996,
             1995 and 1994

          Statements of Cash Flows - years ended December 31, 1996, 1995 and 1994

          Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information required by this item that is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information required by this item that is included under the caption "Ownership of Securities" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information required by this item that is included under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                       Page
1.   Financial Statements                                             Number
                                                                      ------
     Report of Independent Accountants . . . . . . . . . . . . . .  . . . 32

     Balance Sheets - as of December 31, 1996 and 1995 . . . . . .  . . . 33

     Statements of Operations - years ended December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

     Statements of Stockholders' Equity - years ended December 31, 1996,
        1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 35

     Statements of Cash Flows - years ended December 31, 1996, 1995, and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . 37

2.   Financial Statement Schedule

     Report of Independent Accountants . . . . . . . . . . . . . . . . . 47

     Schedule II- Valuation and Qualifying Accounts  . . . . . . . . . . 48

     Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.   See Exhibits

EXHIBIT   DESCRIPTION
NUMBER    -----------
------
2.1(1) Stock Exchange Agreement dated as of May 28, 1993 between the Registrant and Tristan Technologies, Inc. ("Tristan").
3.3(2)    Restated Certificate of Incorporation.
3.5(1)    Restated Bylaws of Registrant.
4.2(1) Warrant dated December 1, 1988 by the Registrant in favor of Comdisco, Inc.("Comdisco").
4.7(1)    Warrant dated January 5, 1993 by the Registrant in favor of Comdisco.
10.1(1)   Second Amended and Restated Registration Rights Agreement dated
          June 3, 1993.
10.2(1) Form of Modification Agreement to be entered into among the Registrant and certain of its warrantholders.
10.3(1)+ Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement
          Between Registrant and Hewlett-Packard Company dated June 2, 1993. 10.4(1)+ Consortium for Superconducting Electronics Participation Agreement
          dated October 20, 1989 and Supplemental Agreement dated October 21, 1991 among the Registrant, American Telephone and Telegraph Company, International Business Machines Incorporated, MIT-Lincoln Laboratory and Massachusetts Institute of Technology.
10.5(1) Cooperation Agreement dated March 2, 1992 between the Registrant and TRW, Inc.
10.7(1) Collaborative Research Agreement among the Registrant, TRW, H-P, Stanford University and University of California, Berkeley.
10.7.1(4)+Joint Ddevelopment and Licensing Agreement dated August 31, 1994 between the Registrant and Varian.
10.7.2(6) Joint Development Agreement dated December 14, 1995 between the
          Registrant and Siemens Aktiengesellschaft Medical Engineering Group. 10.7.3(6)+Superconducting Filter Technology Joint Development Agreement dated
          April 25, 1996 between the Registrant and Lucent Technologies Inc. 10.7.4(7) Collaboration Agreement between Registrant and CTI and Agreement for
          Joint Development Project for Cryogenic Interconnect Package for NMR Probe between Registrant and CTI, both dated September 19, 1995.
10.7.5(7) High Temperature  Superconductor Thin-Film Manufacturing Alliance
          Agreement among Registrant, Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
10.8(1) Master Equipment Lease Agreement dated November 18, 1988 between the Registrant and Comdisco, as amended to date.
10.16(1) Lease Agreement and Letter Agreement dated February 13, 1989 between the Registrant and Mozart-McKee Limited Partnership for part of the Sunnyvale facilities.
10.17(1) Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee Limited Partnership for part of the Sunnyvale facilities.
10.18(1) Standard Industrial Lease between Tristan and GWR Instruments, Inc. dated September 10, 1991 between
10.19(1)  1992 Stock Option/Stock Purchase Plan.
10.20(1)  Amended 1989 Stock Option Plan.
10.21(1)  1987 Stock Option Plan.
10.22(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.23(2)  Exclusive Distributor Agreement between Registrant and Niki Glass
          Co., Ltd. dated as of February 2, 1994.
10.24(4) Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.25(4) Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.26(4) Employment Agreement dated May 3, 1994 between Registrant and Mr. Charles E. Shalvoy.
10.28(3)  Conductus, Inc. 1994 Employee Stock Purchase Plan.
10.29(5) Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
11.1      Statements of computation of loss per share

EXHIBIT   DESCRIPTION
NUMBER    -----------
------
10.30 Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
21.1(1)   Subsidiary of the Registrant.
23.1      Consent of Independent Accountants
24.1      Power of Attorney (See Page 32).

(1) Incorporated herein by reference from the same numbered exhibits filed with the Company's Registration Statement on Form S-1 (Number 33-64020), as amended.
(2) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1993 Annual Report on Form 10-K.
(3) Incorporated herein by reference from exhibit number 99.1 to the Company's Registration Statement on a Form S-8 filed with the SEC Commission on August 5, 1994.
(4) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1994 Annual Report on Form 10-K.
(5) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1995 Annual Report on Form 10K.
(6) Incorporated herein by reference from the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (Number 333-3815), as amended, on May 10, 1996
(7) Incorporated herein by reference from the same numbered exhibit filed with Amendment No. 2 to the company's Registration Statement on Form S-1 (Number 333-3815) on June 17, 1996.
+ Confidential treatment granted or requested as to certain portions of these exhibits.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

(c)  Exhibits
     See responses to Item 14(a)(3) above.

(d)  Financial Statement Schedules
     None required, except as indicated in response to Item 14(a)(2) above.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1997.


CONDUCTUS, INC.




By:  /s/Charles E. Shalvoy
   ---------------------------------------
     Charles E. Shalvoy
     President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Shalvoy and William J. Tamblyn, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                            DATE
     ---------                -----                            ----
/s/ Charles E. Shalvoy        President, Chief Executive       March 25, 1997
--------------------------    Officer and Director
Charles E. Shalvoy            Officer and Director
                              (Principal Executive Officer)


/s/ William J. Tamblyn        Vice President,                     March 25, 1997
--------------------------    Chief Financial Officer
William J. Tamblyn            (Principal Accounting Officer)


/s/ John F. Shoch              Chairman of the Board of           March 25, 1997
--------------------------     Directors
John F. Shoch, Ph.D.


/s/ Richard W. Anderson       Director                            March 25, 1997
--------------------------
Richard W. Anderson


/s/ Martin Cooper             Director                           March 25, 1997
--------------------------
Martin Cooper


/s/ Robert Janowiak           Director                           March 25, 1997
--------------------------
Robert Janowiak


                              Director
--------------------------
Marty Kaplan


/s/ Anthony Sun               Director                           March 25, 1997
--------------------------
Anthony Sun

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Conductus, Inc.:

     We have audited the accompanying balance sheets of Conductus, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conductus, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

San Jose, California
February 7, 1997

                                   CONDUCTUS, INC.
                                   BALANCE SHEETS

                                                               December 31,
                                                        --------------------------
     ASSETS                                                1996            1995
                                                        -----------   ------------

Current assets:
     Cash and cash equivalents                          $ 1,119,991   $    272,410
     Short-term investments                               6,516,401      2,880,464
     Accounts receivable (net of allowance for
          doubtful accounts of $50,000 for 1996 and 1995) 3,756,586      3,251,147
     Inventories                                          1,220,873        765,424
     Prepaid expenses and other current assets              397,556        285,404
                                                        -----------   ------------
     Total current assets                                13,011,407      7,454,849

Property and equipment, net                               2,941,685      2,550,042
Other assets                                                127,763        123,340
                                                        -----------   ------------

     Total assets                                       $16,080,855   $ 10,128,231
                                                        -----------   ------------
                                                        -----------   ------------
     LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $ 1,119,330   $    687,736
     Accounts payable                                     1,710,762      1,621,424
     Other accrued liabilities                            1,045,916        821,230
     Obligations under capital leases, current portion                      37,894
                                                        -----------   ------------
          Total current liabilities                       3,876,008      3,168,284

Long-term debt, net of current portion                    1,021,781      1,146,227
                                                        -----------   ------------
     Total liabilities                                    4,897,789      4,314,511
                                                        -----------   ------------
Commitments (Note 11)

     STOCKHOLDERS' EQUITY
Preferred stock, $0.0001  par value:
     Authorized: 1,000,000 shares
     None issued or outstanding in 1996 or 1995
Common stock, $0.000l par value:
     Authorized: 11,000,000 shares;
     Issued: 6,988,517 and 5,861,632
     shares in 1996 and 1995                                    683            570
     Outstanding: 6,816,143 and  5,689,258
     shares in 1996 and 1995
Additional paid-in capital                               40,405,381     30,035,358
Unrealized gain on investments, net                           3,808            626
Accumulated deficit                                     (29,226,806)   (24,222,834)
                                                        -----------   ------------
          Total stockholders' equity                     11,183,066      5,813,720
                                                        -----------   ------------
     Total liabilities and stockholders' equity         $16,080,855    $10,128,231
                                                        -----------   ------------
                                                        -----------   ------------

The accompanying notes are an integral part of these financial statements.

                                     CONDUCTUS, INC.
                                STATEMENTS OF OPERATIONS

                                                 For the Years Ended December 31,
                                             ----------------------------------------
                                                1996           1995           1994
                                             -----------   -----------    -----------
Revenues:

     Contract                                $9,690,989     $8,148,189     $7,048,529
     Product sales                            2,851,682      2,433,496      1,587,603
                                             -----------   -----------    -----------
     Total revenues                          12,542,671     10,581,685      8,636,132
                                             -----------   -----------    -----------
Costs and expenses:

     Cost of product sales                    1,823,622      1,429,516        974,699
     Research and development                11,773,587      9,819,416      9,201,460
     Selling, general and administrative      4,054,303      3,755,653      3,336,346
                                             -----------   -----------    -----------
     Total costs and expenses                17,651,512     15,004,585     13,512,505
                                             -----------   -----------    -----------

     Loss from operations                   (5,108,841)    (4,422,900)     (4,876,373)


Interest income                                262,965        249,371         344,496
Other income (expense)                           25,042       (92,608)         43,737
Interest expense                               (183,138)     (155,515)        (55,816)
                                             -----------   -----------    -----------

     Net loss                               $(5,003,972)  $(4,421,652)    $(4,543,956)
                                             -----------   -----------    -----------
                                             -----------   -----------    -----------

Net loss per common share                        $(0.80)       $(0.80)         $(0.85)
                                             -----------   -----------    -----------
                                             -----------   -----------    -----------

Shares used in computing per share amounts    6,263,446     5,543,073       5,322,767
                                             -----------   -----------    -----------
                                             -----------   -----------    -----------


The accompanying notes are an integral part of these financial statements.

                                   CONDUCTUS, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY
          For each of the three years in the period ended December 31, 1996

                                                                       Notes
                                                        Additional   Receivable  Unrealized Gain
                                               Common    Paid-In       from        (Loss) on       Accumulated
                                               Stock     Capital   Stockholders   Investments        Deficit          Total
                                       --------------  ----------- -------------  -----------   ---------------  --------------
Balances, January 1, 1994                      $528    $29,336,483    $(22,756)                   $(15,257,226)    $14,057,029
Issuance of 91,001 shares
     of common stock to  employees                9         24,291                                                      24,300
Repurchase of 531 shares of
     common stock and
     repayment of notes
     receivable from stock-
     holders                                                (5,648)     22,756                                          17,108
Compensation associated with
     stock options granted                                  59,192                                                      59,192
Unrealized loss on
     investments, net                                                              $(84,762)                           (84,762)
Net loss                                                                                           (4,543,956)      (4,543,956)
                                       --------------  ----------- -------------  -----------   ---------------  --------------
Balances, December 31, 1994                    537      29,414,318           -      (84,762)      (19,801,182)       9,528,911

Issuance of 224,762 shares
     of common stock to employees               23         133,386                                                     133,409
Compensation associated
     with stock options
     granted                                                34,528                                                      34,528
Issuance of 101,790 shares
     of common stock to  employees
     under the employee
     stock purchase plan                        10         453,216                                                     453,226
Repurchase of 8,967 shares
     of common stock                                           (90)                                                        (90)
Unrealized gain on
     investments, net                                                                85,388                             85,388
Net loss                                                                                           (4,421,652)      (4,421,652)
                                       --------------  ----------- -------------  -----------   ---------------  --------------
Balances, December 31, 1995                    570    30,035,358              -         626       (24,222,834)       5,813,720

Issuance of 69,037 shares
     of common stock                             7       110,318                                                       110,325
Issuance of 1,000,000 shares
     of common stock through
     secondary offering, net of
     issuance costs.                          100      9,892,107                                                     9,892,207
Issuance of 57,848 shares
     of common stock to employees
     under the employee stock
     purchase plan                              6        340,597                                                       340,603
Compensation associated with
     stock options granted                                27,001                                                        27,001
Unrealized gain on
     investments                                                                       3,182                             3,182
Net loss                                                                                           (5,003,972)      (5,003,972)
                                       --------------  ----------- -------------  -----------   ---------------  --------------
Balances, December 31, 1996           $       683    $40,405,381      $     -  $      3,808      $(29,226,806)     $11,183,066
                                       --------------  ----------- -------------  -----------   ---------------  --------------
                                       --------------  ----------- -------------  -----------   ---------------  --------------

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.
STATEMENTS OF CASH FLOWS

                                                                For The Years Ended December 31,
                                                         -------------------------------------------
                                                                 1996           1995           1994
                                                         -------------   ------------  -------------
Cash flows from operating activities:
     Net loss                                             $(5,003,972)   $(4,421,652)   $(4,543,956)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
     Depreciation and amortization                             925,718        901,340        948,132
     Compensation associated with stock options granted         27,001         34,528         59,192
     Provision for excess and obsolete inventory                               20,000         61,000
     (Gain)loss on disposal of equipment                       (22,922)                       15,473
     Other noncash expenses, net                                                              57,535
     (Increase) decrease in:
     Accounts receivable                                      (505,439)      (910,573)      (428,871)
     Inventory                                                (455,449)      (290,845)      (342,499)
     Prepaid expenses and other current assets                (112,152)      (122,994)       (11,480)
     Other assets                                              (63,580)        (1,099)        (4,193)
     Increase in:
     Accounts payable and accrued liabilities                  314,024        166,025        611,413
                                                         -------------   ------------  -------------
     Net cash used in operating activities                  (4,896,771)    (4,625,270)    (3,578,254)
                                                         -------------   ------------  -------------
Cash flows from investing activities:
     Proceeds from sales of short-term investments          44,266,602     40,473,743     42,875,034
     Purchases of short-term investments                   (47,899,357)   (36,235,256)   (39,906,358)
     Acquisition of property and equipment                  (1,264,478)    (1,568,033)    (1,225,846)
     Proceeds from sales of assets                              29,196
                                                         -------------   ------------  -------------
     Net cash (used in) provided by investing
          activities                                        (4,868,037)     2,670,454      1,742,830
                                                         -------------   ------------  -------------
Cash flows from financing activities:
     Proceeds from borrowings                                1,229,019      1,432,944        554,705
     Proceeds from repayment of note
        receivable from stockholder                                                           18,765
     Net proceeds from issuance of  Ccommon stock           10,343,135        586,635         24,300
     Repurchase of common stock                                                   (90)
     Principal payments under capital lease obligations        (37,894)      (143,340)      (329,148)
     Principals payments on long-term debt                    (921,871)      (153,686)
                                                         -------------   ------------  -------------
          Net cash provided by financing activities         10,612,389      1,722,463        268,622
                                                         -------------   ------------  -------------
               Net increase (decrease) in cash and cash
               equivalents                                    847,581        (232,353)    (1,566,802)

Cash and cash equivalents at beginning of period              272,410         504,763      2,071,565
                                                         -------------   ------------  -------------
Cash and cash equivalents at end of period                 $ 1,119,991    $   272,410       $504,763
                                                         -------------   ------------  -------------
                                                         -------------   ------------  -------------

The accompanying notes are an integral part of these financial statements.

                                   CONDUCTUS, INC.
                           NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY:

     The Company was formed to develop, manufacture and market superconductive electronic devices, circuits and systems for sensor, communications, test and instrumentation, and digital electronics applications. Effective
     June 28, 1994, the Company dissolved its subsidiary, Tristan Technologies, Inc. ("Tristan"), acquired in May 1993, and the former Tristan operations have become the Company's Instrument and Systems Division. At that date the Company discontinued use of "Consolidated" in the financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     FISCAL YEAR:

     The Company uses a 52-53 week fiscal year ending on the last Friday of the month. For convenience of presentation, the accompanying financial statements have been shown as ending on December 31 of each applicable period.

     USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CERTAIN RISKS AND CONCENTRATIONS:

     The Company's superconducting products are concentrated in the electronic component industry which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers and supplies for certain components are concentrated among a few providers. The development of new technologies or commercialization of superconductive products by any competitor could affect operating results adversely.

     CASH, CASH EQUIVALENTS AND INVESTMENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments, which consist primarily of U.S. government obligations, corporate and preferred bonds and commercial paper, are stated at fair market value. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Additionally, cash and cash equivalents are held by two U.S. major banks.

     Other financial instruments, principally accounts receivable, leases payable and other borrowings are considered to approximate fair value based upon comparable market information available at respective balance sheet dates.

     Investments are deemed by management to be available-for-sale and are reported at fair market value with net unrealized gains or losses reported as a separate component of stockholders' equity. Available-for-sale marketable securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long term.

     INVENTORIES:

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

                                 CONDUCTUS, INC.
                     NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives of four to six years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the assets and the related lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in results of operations.

     REVENUE RECOGNITION:

     Product revenues are generally recognized at the time of shipment. Income from other revenue and royalty agreements is recognized at such time as the earnings process is complete and once collectability is considered probable. Appropriate allowance is made for product returns and potential warranty claims at the time of shipment.

     RESEARCH AND DEVELOPMENT CONTRACTS:

     The Company has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Costs of contract revenues for the years ended December 31, 1996, 1995 and 1994 was $13,178,000,
     $9,176,000 and $8,717,000, respectively. Costs include direct engineering and development costs and applicable overhead.

     RESEARCH AND DEVELOPMENT:

     Internally funded research and development expenditures are charged to operations as incurred.

     INCOME TAXES:

     The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     ACCOUNTING FOR STOCK-BASED COMPENSATION:

     As prescribed by Statement of Financial Accounting Standards No. 123 (FAS
     123) the Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Practice Bulletin No. 25 (APB 25). All other grants are accounted for using the fair value method described in FAS 123, with appropriate compensation expense recognition in the statement of operations, where significant.

     COMPUTATION OF NET LOSS PER COMMON SHARE:

     Net loss per common share is based upon the weighted average number of common shares outstanding. Common equivalent shares have not been included in the per share calculations as the effect would not be dilutive.

     RECENT PRONOUNCEMENTS:

     In March 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (SFAS 128) "Earnings Per Share", and Statement No. 129 (SFAS 129) "Disclosures of Information About Capital Structure". These statements are expected to be effective for the Company's first quarter in 1998 and will require a revised presentation of earnings per share. Early adoption of the new standards is not permitted and apart from the impact on earnings per share, the impact will not be material to the Company's financial position or results of operations.

                                  CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued


3.   SUPPLEMENTAL CASH FLOW DISCLOSURE:                               For The Years Ended December 31,
                                                               ---------------------------------------
                                                                      1996          1995        1994
                                                               ------------  ----------- -------------
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the year for interest                $  191,050     $ 147,605   $  58,816
                                                               ------------  ----------- -------------
                                                               ------------  ----------- -------------
     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
       AND FUNDING ACTIVITIES:
     Reclassification to long-term investment upon
        adoption of SFAS No. 115                                                          $  980,619
                                                                                          ----------
                                                                                          ----------
     Reclassification of investments to short-term
        investments based on maturity date                                   $  980,649
                                                                             ----------
                                                                             ----------
     Unrealized gain (loss) on investments, net                  $   3,182   $   85,388   $ (84,762)
                                                               ------------  ----------- -------------
                                                               ------------  ----------- -------------
     Repurchase of common stock in exchange for
        note receivable                                                                   $   5,648
                                                                                         -------------
                                                                                         -------------
     OTHER NONCASH EXPENSES:
          Compensation associated with stock options granted     $  27,001   $   34,528   $  59,192
          Additions to principal for accrued interest
            earned on notes receivable from stockholders                                     (1,657)
                                                               ------------  ----------- -------------
                                                                 $  27,001   $   34,528   $  57,535
                                                               ------------  ----------- -------------
                                                               ------------  ----------- -------------


4.   INVESTMENTS:


     Investments are summarized below:      December 31, 1996             December 31, 1995
                                       -------------------------      -------------------------
                                                         Market                         Market
                                           Cost          Value            Cost          Value
                                       -----------    -----------     ----------     ----------
     Debt securities:
     Corporate bonds                    $2,356,259     $2,359,453
     Preferred bonds                     2,000,000      2,000,000       $500,000       $500,000
     U.S. government and related
          agency securities                                              795,897        796,902
     Commercial paper                    2,078,596      2,079,210      1,499,909      1,499,530
     Other                                  18,545         18,545         40,904         40,904
     Accrued interest                       59,193         59,193         43,128         43,128
                                       -----------    -----------     ----------     ----------
     Subtotal                            6,512,593      6,516,401      2,879,838      2,880,464
     Unrealized gain, net                    3,808                           626
                                       -----------    -----------     ----------     ----------
     Total                              $6,516,401     $6,516,401     $2,880,464     $2,880,464
                                       -----------    -----------     ----------     ----------
                                       -----------    -----------     ----------     ----------



     At December 31, 1996, all scheduled maturities of investments are within one year and unrealized gains for investments were $3,808. Additionally, investments consisted of U.S. corporate notes, preferred bonds, and commercial paper bearing interest between 5.25% to 6.16% per annum are due to mature between January 1997 and August 1997.

     For the years ended December 31, 1996, 1995 and 1994 gross realized gains and losses on sales of available-for-sale securities were not material., Tthe cost of securities sold is based on the specific identification method.

                                   CONDUCTUS, INC.
                        NOTES TO FINANCIAL STATEMENTS, continued

5.   ACCOUNTS RECEIVABLE:

     Accounts receivable, net, consists of the following:

                                                        December 31,
                                           ---------------------------------
                                                 1996                1995
                                           -------------      --------------
     U.S. government contracts:
          Unbilled                           $  466,509         $   411,206
          Billed                              2,842,285           2,036,294
     Commercial                                 447,792             803,647
                                           -------------      --------------
                                             $3,756,586         $ 3,251,147
                                           -------------      --------------
                                           -------------      --------------

6.   INVENTORIES:

     Inventories, net of reserves at December 31, 1996 and 1995 of $81,000
consist   of the following:

                                                        December 31,
                                            --------------------------------
                                                   1996                1995
                                            -----------           ----------
     Raw materials                           $  393,464            $299,619
     Work in process                            728,603             431,882
     Finished goods                              98,806              33,923
                                            -----------           ----------
                                             $1,220,873            $765,424
                                            -----------           ----------
                                            -----------           ----------
7.   PROPERTY AND EQUIPMENT:

     Property and equipment, including equipment acquired under capital leases (see Note 9), consist of the following:

                                                        December 31,
                                            -------------------------------
                                                   1996                1995
                                            -----------         -----------
     Equipment                               $6,403,590          $5,494,288
     Leasehold improvements                   1,586,350           1,489,856
     Furniture and fixtures                     449,574             368,164
     Construction in process                    318,003             191,664
                                            -----------         -----------
                                              8,757,517           7,543,972
     Less accumulated depreciation
     and amortization                         5,815,832           4,993,930
                                            -----------         -----------
                                             $2,941,685          $2,550,042
                                            -----------         -----------
                                            -----------         -----------

8.   OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consist of the following:

                                                      December 31,
                                             -------------------------
                                                   1996           1995
                                             ----------      ---------
     Accrued consulting and professional       $171,300       $159,734
     Accrued compensation                       727,299        525,193
     Other accrued liabilities                  147,317        136,303
                                             ----------      ---------
                                             $1,045,916       $821,230
                                             ----------      ---------
                                             ----------      ---------

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

9.   EQUIPMENT LEASE LINES OF CREDIT:

     As of December 31, 1996, the Company had no borrowings due under equipment lease lines of credit. All assets were purchased or returned at lease end in 1996. The borrowings owed at December 31, 1995 were collateralized by the related equipment.


     Following is an analysis of equipment acquired under the lease lines of credit as of December 31, 1995:


     Equipment                                                 $ 292,953
     Less accumulated amortization                              (267,588)
                                                               ----------
          Net property acquired under capital leases            $ 25,365
                                                               ----------
                                                               ----------

10.  LONG-TERM DEBT AND OTHER BORROWINGS:

     At December 31, 1996, the Company has three term loan obligations with annual maturities as follows:

          1997                         $1,119,330
          1998                            923,092
          1999                             98,689
                                      ------------
                                       $2,141,111
                                      ------------
                                      ------------

     All borrowings under these credit facilities are at the bank's prime rate plus 1.00% (9.25% at December 31, 1996) with interest paid monthly, and are collateralized by the related equipment. Principal installments under the facilities mature as follows; $1,119,331, $923,091, and $98,689 in 1997,
     1998 and 1999, respectively. At December 31, 1996, $829,913 was available under the third $1,000,000 credit facilities.

     In December 1996, the Company modified its line of credit facility with a bank to expire February 28, 19987. The agreement provides for borrowings up to the lesser of $1,000,000 or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 0.50% (8.75% at December 31, 1996) and are collateralized by accounts receivable, equipment and other assets of the Company. At December 31, 1996, the Company has no borrowings under the agreement and had $1,000,000 available under the line of credit. In connection with a prior line of credit modification, on March 8, 1996, the Company issued the lender warrants to acquire 15,000 shares of the Company's common stock at a price of $11.25 per share. These warrants may be exercised by the holder at any time until the expiration date, March 8, 2001.

     The three equipment credit facilities and line of credit facility require that the Company provide financial information to the lender, obtain approval of the lender for any material disposition of the collateral except in the ordinary course of business and meet certain financial ratios, minimum tangible net worth, minimum cash and investments and other covenants.

11.  COMMITMENTS:

     The Company leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases expiring in February 1998, August 2000 and August 2001. Under the terms of the leases, the Company is responsible for certain expenses and taxes.

                                  CONDUCTUS, INC.
                     NOTES TO FINANCIAL STATEMENTS, continued

11.  COMMITMENTS, continued

     Future minimum payments under these noncancelable leases are as follows:

          Fiscal year:
          -------------
          1997                       $  396,951
          1998                          338,810
          1999                          327,114
          2000                          279,114
          2001                          122,076
                                    -----------
                                     $1,464,065
                                    -----------
                                    -----------
     Rent expense was $438,531, $470,379, and $456,459, for December 31, 1996,
     1995, and 1994, respectively.

12.  RESEARCH AND DEVELOPMENT ARRANGEMENTS:

     GOVERNMENT CONTRACTS:

     The Company is party to a number of research and development contracts, generally short-term in nature, which are substantially all with various agencies of the United States government. Credit risk related to accounts receivable arising from such contracts is considered minimal. The following describes some of the major programs underway:

     COORDINATED RESEARCH PROGRAM:

     In May 1993, the Company and Hewlett-Packard Company (H-P) modified a previous Coordinated Research Program (CRP) agreement by entering into a
     new five-year agreement.   In connection with the modifying agreement, the
     Company received $ 1,000,000 in cash and $230,000 in equipment from H-P in exchange for issuing 439,286 shares of its Series B preferred stock, which automatically converted into 137,276 shares of common stock upon the close of the Company's initial public offering in August 1993.

     This agreement requires the Company and H-P to exchange reviews and assessments of the Company's technical and applications developments, particularly with respect to their potential application to H-P's products.

     ADVANCED TECHNOLOGY PROGRAM:

     In August 1992, the Company, acting as administrator for and on behalf of a joint venture formed to conduct research to develop a prototype hybrid superconductor/semiconductor computer under the Department of Commerce Advanced Technology Program, entered into a cost-sharing cooperative agreement with the U.S. government. Under the terms of the five year agreement, the U.S. government agreed to share costs of the joint venture's research effort up to an aggregate of $7,450,000, including subcontractor costs. Revenue of $1,613,444, $1,920,020, and $1,520,390 was recognized under this contract for 1996, 1995, and 1994, respectively.

     FOCUSED RESEARCH INITIATIVE:

     In September 1995, the Company entered into a contract with the Naval Research Laboratory for the development of HTS receiver coils for a pulse magnetic resonance imaging (MRI) prototype for screening of breast cancer. The revenues of $1,473,000 and $185,000 was recognized under the contract for 1996 and 1995.

                                 CONDUCTUS, INC.
                   NOTES TO FINANCIAL STATEMENTS, continued

13.  STOCKHOLDERS' EQUITY

     CAPITAL STOCK:

     Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized but unissued preferred stock. In connection with obtaining the lease lines of credit (see Note 9), the Company issued to the leasing companies warrants exercisable for the Company's preferred stock, which converted to warrants for 32,894 and 9,664 shares of common stock, at a price per share of $6.08 and $8.96, respectively. As of December 31, 1996, warrants for 16,447 and 2,087 shares of Common Stock remain exercisable, respectively, The warrants, which are immediately exercisable, expire August 5, 1998.

     1992 STOCK OPTION/STOCK ISSUANCE PLAN:

     The Company's 1992 Stock Option/Stock Issuance Plan (the Plan) serves as the successor equity incentive program to the Company's 1987 and 1989 Stock Option Plans (the Predecessor Plans). All outstanding stock options under the Predecessor Plans will continue to be governed by the terms and conditions of the Predecessor Plans and the specific instruments evidencing those options, but no additional options will be granted under the Predecessor Plans.

     A total of 1,880,000 shares of common stock are authorized for issuance under the Plan as of December 31, 1996. Such authorized share reserve is comprised of 7,812 shares originally approved under the Plan, the aggregate outstanding shares under the Plan (approximately 689,912 shares) and an increase of 1,182,276 shares under amendments to the Plan. Each non-employee Board member who first becomes a non-employee Board member at any time on or after January 23, 1995 shall automatically be granted at the time of such initial election or appointment an option to purchase 15,000 shares of common sStock. Thereafter Additionally each year all the non-employee Board members will receive a grant of 3,000 shares grant that which vest over 32 years.

     The Plan is divided into two separate components: the option grant program and the stock issuance program. Under the option grant program, eligible individuals may be granted incentive options or nonstatutory options. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock of the Company on date of grant. The exercise price of nonstatutory options granted under the Plan must be not less than 85% of the fair market value of the common stock on date of grant. The stock issuance program allows eligible individuals to effect immediate purchases of the Company's common stock at fair market value or for such consideration as the Compensation Committee deems advisable.

     Options granted under the Plan may be immediately exercisable for all the option shares, on either a vested or unvested basis, or may become exercisable for fully vested shares in one or more installments over the participant's period of service. Shares issued under the stock issuance program may either be vested upon issuance or subject to a vesting schedule tied to the participant's period of future service or to the attainment of designated performance goals.

     No option may be granted with a term exceeding ten years. However, each such option may be subject to earlier termination within a designated period following the optionee's cessation of service with the Company.

     In 1992, the Company issued options at below fair market value, resulting in a compensation charge of $295,000, which is being amortized to the statement of operations over the vesting period of the related options. As of December 31, 1996, $54,160 remains to be amortized.

                                  CONDUCTUS, INC.
                     NOTES TO FINANCIAL STATEMENTS, continued


     A summary of the status of all the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the years ending on these dates is presented below:

                                                                          Options Outstanding
                                                              --------------------------------------------
                                              Available
                                              For Grant                         Price      Weighted Avg.
                                           Under Option Plan   Shares         per share    Exercise Price
                                           -----------------  --------      -------------  ---------------
     Balances, January 1, 1994                  142,549        732,685      $  .16-10.63     $0.87
          Additional shares authorized          500,000
          Granted                              (565,000)       565,000      $ 4.00-5.75      $5.13
          Exercised                                           (91,001)      $  .16-.88       $0.31
          Canceled                               56,093       (56,093)      $  .45-10.63     $6.14
                                             -----------      --------
     Balance, December 31, 1994                 133,642     1,150,591       $  .16-5.75      $2.76
          Additional shares authorized          300,000
          Granted                             (309,163)       309,163       $ 4.94-7.25      $5.61
          Exercised                                          (224,762)      $  .16-6.31      $0.58
          Canceled                              154,559      (212,684)      $  .45-6.88      $3.08
                                             -----------      --------
     Balance, December 31, 1995                 279,038     1,022,308       $  .16-7.25      $4.04
          Additional shares authorized          300,000
          Granted                              (528,000)      528,000       $ 6.50-15.25     $9.57
          Exercised                                          (57,311)       $  .16-7.25      $2.08
          Canceled                              107,815     (107,815)       $  .45-11.50     $6.09
                                             -----------      --------
     Balance December 31, 1996                  158,853     1,385,182       $  .16-15.25     $6.07
                                             -----------      --------
                                             -----------      --------

          Options cancelled in the year ended December 31, 1995 include 58,125 options which were originally granted outside of the Stock Option Plan.

          At December 31, 1996, and 1995, vested options to purchase 477,522 and 326,040 shares respectively, were unexercised. Vested options are those options in respect to which the Company's right of repurchase has expired. The weighted average price for the vested options were $3.21 and $2.26.

     EMPLOYEE STOCK PURCHASE PLAN:

     In July 1994, the Employee Stock Purchase Plan (the ESPP) was adopted by the Company's Board of Directors and a total of 200,000 shares of common stock were reserved for issuance thereunder. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period. During 1996 and 1995 employees purchased 57,848 and 101,790 shares for a total of approximately $340,603 and $453,226, respectively. At December 31, 1996, 40,362 shares were available for future grants under the Plan.

     COMMON STOCK RESERVED:

     At December 31, 1996, the Company had reserved the following shares of common stock:

     Employee Stock Purchase Plan                  40,362
     Warrants                                      33,534
     Option Plan                                1,543,910
                                               ----------
                                                1,617,806
                                               ----------
                                               ----------
                                        -45-

                                 CONDUCTUS, INC.
                     NOTES TO FINANCIAL STATEMENTS, continued

13.  STOCKHOLDERS' EQUITY, continued

          STOCK BASED COMPENSATION PLANS - VALUATION:

          The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                        Options Outstanding                               Options Exercisable
----------------------------------------------------------------------------------  -------------------------------------
                           Number          Weighted Average      Weighted Average     Number     Weighted Average
        Range of           Outstanding        Remaining             Exercise        Exercisable     Exercise
        Exercise Prices    at 12/31/96    Contractual Life (Years)   Price          at 12/31/96      Price
----------------------------------------------------------------------------------  ------------------------------------
       $0.16   -   $0.88     234,563             4.84                $0.55            234,563      $ 0.55
       $4.38   -   $6.00     624,885             7.70                $5.21            624,885      $ 5.21
       $6.13   -   $9.25     278,984             9.56                $7.71            278,984      $ 7.71
       $9.38   -   $15.25    246,750             9.34                $11.64           246,750      $11.64
   ----------------------  ----------            ----               -------        -----------     ------

       $0.16   -   $15.25  1,385,182             7.88                $6.07          1,385,182      $ 6.07
   ----------------------  ----------            ----               -------        -----------     ------
   ----------------------  ----------            ----               -------        -----------     ------

          The following information concerning the Company's stock option and employee stock purchase plan (see Employee Stock Purchase Plan) is provided in accordance with SFAS No. 123. The company however, continues to apply APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans.

          The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1996 and 1995.

                                             1996                1995
                                     -------------------  -------------------
                                       Group A   Group B   Group A   Group B
                                     ---------  --------  --------  ---------
          Risk-free Interest Rates      6.13%     5.50%     6.38%     5.66%
          Expected Life               4.9 years 6 months  4.9 year  6 months
          Volatility                    0.76      0.76      0.76      0.76
          Dividend Yield                ---       ---       ---       ---

          The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all employees, Officers and Directors. Group B are for the employees with purchase rights under the Employee Stock Purchase Plan.

          The weighted average fair value of those options granted in 1996 and 1995 was $6.19, and $3.64. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $3.47 and $2.21.

          The following proforma information has been prepared following the provision of SFAS No. 123.

                                            1996            1995
                                            ----            ----
          Net Loss       - As reported  $(5,004,000)    $(4,422,000)
                         - Pro forma    $(6,057,000)    $(4,917,000)

          Loss per share - As reported  $     (0.80)    $     (0.80)
                         - Pro forma    $     (0.97)    $     (0.89)

          The above pro forma effects may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of equity grants made prior to 1995 or additional future grants.

          On March 8, 1996 the Company's issued warrants to acquire 15,000 shares of common stock at a price of $11.25 per share. The fair value of these warrants at the grant date was $11.25 per share.

                                  CONDUCTUS, INC.
                      NOTES TO FINANCIAL STATEMENTS, continued

14.  401(k) PROFIT SHARING PLAN:

     The Company has a 401(k) Profit Sharing Plan which covers substantially all employees. Under the plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by the Company irrespective of whether it has net profits. No contributions were made by the Company during the years 1994 through 1996.

15.  INCOME TAXES:

     The components of deferred tax assets are as follows:
                                                              December 31,
                                                    --------------------------
                                                         1996             1995
                                                         ----             ----
     Property and equipment, principally
          due to differences in depreciation        $  327,000     $   332,000
     Other accrued liabilities                         519,000         101,000
     Capitalized research and
          development expense                          882,000         805,000
     Net operating loss carry forward                9,190,000       6,157,000
     Valuation allowance                           (10,910,000)     (7,395,000)
                                                    ----------    ------------
     Net deferred tax asset                         $       --     $        --
                                                    ----------    ------------
                                                    ----------    ------------

     Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax years, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

     At December 31, 1996, the Company had approximately $26,000,000 and $5,700,000 in net operating loss carry forwards for federal and state income purposes, respectively. These expire in the years 1997 through 2011. The utilization of the Company's net operating loss carry forwards may be subject to certain limitations upon certain changes in ownership, as defined.

16.  Business Segment and Major Customers:

     The Company was formed to operate in a single industry segment encompassing the development, manufacture, and marketing of electronic components and systems based on superconductors.

     Commercial sales to one customer as a percentage of revenues were 12% ($1,560,000), 11% ($1,172,000), and 8% ($732,000) in 1996, 1995 and 1994,
     respectively. Amounts receivable from this customer were $381,000 and $408,000 at December 31, 1996 and 1995, respectively.

     The Company's export revenues are all denominated in U.S. dollars and are summarized as follows:

                                      1996             1995           1994
                               -----------     ------------    -----------
     Japan                      $1,560,000      $ 1,172,000      $ 732,000
     Rest of the world             433,385          256,000        265,000
                               -----------     ------------    -----------
                                $1,993,385      $ 1,428,000      $ 997,000
                               -----------     ------------    -----------
                               -----------     ------------    -----------

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Conductus, Inc.:

     Our report on the financial statements of Conductus Inc., is included on page 33 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 28 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






COOPERS & LYBRAND L.L.P

San Jose, California
February 7, 1997

                                   CONDUCTUS, INC.                SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS

Column A                                          Column B      Column C                 Column D     Column E
Description                                       Balance at    Charged to  Charged to                Balance
                                                  Beginning     Cost and      Other                   at End
                                                  of Period     Expenses     Accounts    Deductions   Of Period
Year ended December 31, 1995:
Allowance for doubtful accounts                   $  50,000      $      --   $  --        $  --     $  50,000
Allowance for excess and obsolete inventory       $      --      $  61,000   $  --        $  --     $  61,000

Year ended December 31, 1995:
Allowance for doubtful accounts                   $  50,000      $      --   $  --        $  --     $  50,000
Allowance for excess and obsolete inventory       $  61,000      $  20,000   $  --        $  --     $  81,000

Year ended December 31, 1996:
Allowance for doubtful accounts                   $  50,000      $      --   $  --        $  --     $  50,000
Allowance for excess and obsolete inventory       $  81,000      $      --   $  --        $  --     $  81,000
