Form 10-K/A
period 1996-12-31
CONDUCTUS INC
filed 1997-05-08
CIK 884621

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 27, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 28, 1997, was approximately $40,803,665 based on the closing sale price of the Company's Common Stock, as reported by the Nasdaq National Market on February 28, 1997. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

                               TABLE OF CONTENTS

PART I

    Item 1.   Business ..................................................    1

    Item 2.   Properties ................................................   21

    Item 3.   Legal Proceedings .........................................   21

    Item 4.   Submission of Matters to a Vote of Security-Holders .......   21

PART II

    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters .......................................   23

    Item 6.   Selected Financial Data ...................................   24

    Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................   25

    Item 8.   Financial Statements and Supplementary Data ...............   27

    Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ..................................   27

PART III

    Item 10.  Directors and Executive Officers of the Registrant ........  28

    Item 11.  Executive Compensation ....................................  28

    Item 12.  Security Ownership of Certain Beneficial Owners
              and Management ............................................  28

    Item 13.  Certain Relationships and Related Transactions ............  28

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K ...............................................  28

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    THE BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED THE FORWARD-LOOKING STATEMENTS. FACTS THAT COULD CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN RISK FACTORS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    From 1911, when superconductivity was first discovered, until 1986, the critical temperatures for all known superconductors did not exceed 23 K
(-418 DEG. F). As a result, superconductivity was not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, a new class of superconducting materials, referred to as high-temperature superconductors ("HTS"), was discovered having critical temperatures above 77 K (-320 DEG. F), the boiling point of liquid nitrogen. These high critical temperatures allow HTS materials to be cooled to a superconducting state using liquid nitrogen, which is inexpensive and relatively easy to use, or using relatively simple mechanical refrigerators. Conductus believes that this ability to obtain the benefits of superconducting technology at more easily achieved temperatures enables much broader commercial applications.

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

    SIGNIFICANT COMPANY MILESTONES. Since establishing its laboratory facilities in 1989, Conductus has made significant and continuous progress in establishing the enabling technologies for its target applications. The table below sets forth significant milestones in the development and commercialization of Conductus technology:

              HTS THIN-FILM
                TECHNOLOGY              COMMUNICATIONS                HEALTHCARE               INSTRUMENTATION
              -------------             --------------                ----------               ---------------
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

  1992    Demonstrated YBCO          Demonstrated HTS            Demonstrated HTS MRI      Introduced Mr. SQUID-Registered
          film with state-of-the-    microwave delay lines.      receiver coil.            Trademark- HTS SQUID magnetometer.
          art low surface
          resistance on MgO
          substrate.

  1993    Demonstrated hybrid        Demonstrated HTS            Began development of      Acquired systems
          semiconductor-             microwave subsystem.        NMR probe subsystem.      subsidiary.
          superconductor structure
          on a single substrate.

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

  1995    Established                Fabricated 19-pole          First commercial sales    Introduced xMag-TM- magnetic
          coevaporation              cellular filter on 3"       of NMR probe to Varian.   measurement system.
          deposition process.        substrate.

                                     Demonstrated integrated     Announced program with
                                     cellular filter subsystem   Stanford University to
                                     at industry trade shows     develop MRI for
                                     and to OEMs.                mammography.

  1996    Began production of        Performed first field       Signed joint development  Began OEM shipments of
          single-and double sided    tests of prototype filter   agreement with Siemens    magnetic sensors.
          wafers by coevaporation.   subsystem for rural         for low-field MRI coil.
                                     cellular market.

                                     Formed alliance with        Introduced first HTS
                                     Lucent and CTI to           NMR probe product to
                                     develop filter subsystem    the market.
                                     for PCS market.

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

    LEVERAGE STRATEGIC ALLIANCES. Conductus' strategy is to enter into collaborative arrangements with market leaders in its target markets in order to allow the Company to focus primarily on the development of superconductive components and subsystems for use in products that address these markets. Conductus has entered into joint development agreements with Lucent Technologies, Inc. in PCS communications, Varian Associates in NMR spectroscopy and Siemens AG in MRI. It has also entered into agreements whose primary focus is technology development for a range of applications, including agreements with TRW, Inc. ("TRW") and Northrop-Grumman Corporation (originally with Westinghouse Electric Corporation) for development of digital electronics technology; and the High-temperature Superconductor Thin-film Manufacturing Alliance ("HTMA") for development of commercial, thin-film HTS manufacturing processes. Additionally, Conductus has funded its development programs and enhanced its development and manufacturing resources by establishing collaborative arrangements with corporate partners, government agencies and public and private research institutions. Since 1991, a significant portion of the Company's research and development program has been funded by U.S. government agencies in the form of grants and contract awards. See "Risk Factors -- Extensive Reliance on Collaborative Relationships," "- High Degree of Dependence Upon Government Contracts" and "Business -- Strategic Alliances and Development Agreements."

    PROVIDE COMPLETE SOLUTIONS. Conductus believes that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the operating temperatures necessary for the superconductive components. Conductus seeks to make the presence of superconductive and cryogenic components an entirely granted feature of its products that requires no special expertise or skill on the part of the user. The Company believes that providing its technology at the subsystem level to system manufacturers in specific markets will allow it to most rapidly and efficiently expand both its product line and its customer base.

    DEVELOP COMMERCIAL INFRASTRUCTURE. Conductus is building the manufacturing, sales and marketing infrastructure it believes is necessary to support the commercialization of its products in target markets. This includes development of thin-film deposition techniques suitable for volume manufacture, acquisition and build-out of manufacturing and assembly areas, hiring of employees with significant marketing experience in key product areas and expansion of its sales team. The Company's sales and marketing strategy is to use manufacturers' representatives supplemented by a small direct sales organization for sales of its laboratory instrument products and to rely primarily on OEMs for its subsystem products for the communications and healthcare markets.

The following table sets forth the key target markets for which Conductus is developing superconductive products and the development status of those products as of December 1996.

                 TARGET MARKETS AND COMMERCIALIZATION STATUS

                   CONDUCTUS            POTENTIAL               TARGET                                     CURRENT
   MARKET           PRODUCT          PRODUCT BENEFITS           MARKET             PARTNER                  STATUS
---------------------------------------------------------------------------------------------------------------------------------
COMMUNICATIONS   Cellular          Increased range for      Rural segment of                           Completed
                 receiver filter   existing and new rural   installed base of                          laboratory and initial
                 subsystem         base stations.           40,000 base stations                       field tests.  Additional
                                                            worldwide + buildout.                      field tests ongoing.

                 PCS transceiver   Increased range, higher  Forecast buildout of    Lucent             Developed initial
                 subsystem         call capacity, reduced   70,000 PCS  base        Technologies       prototype filter
                                   interference, higher     stations in the U.S.    (April 1996)       subsystems and completed
                                   quality connections,     by the year 2000.                          initial field test.
                                   reduced size.                                                       Anticipate commercial
                                                                                                       sales in late 1997
                                                                                                       or early 1998.

---------------------------------------------------------------------------------------------------------------------------------

HEALTHCARE       NMR probe         Allows use of smaller    Estimated 400 new       Varian             First production units of
                 subsystem         samples or higher        machines per year;      (November 1994)    (1)H and (19)F probe
                                   throughput. Allows       installed base of                          subsystems delivered.
                                   analysis of more         3,000+ machines.        Nalorac            Commenced commercial
                                   complex compounds.                               (November 1996)    shipments in 1996. Expect
                                   Achieves performance                                                introduction of (13)C probe
                                   of high-end system                                                  in 1997. Developing
                                   with lower cost                                                     prototypes of additional
                                   equipment.                                                          probes.

                 MRI receiver      Better images, faster    Estimated 100+ new      Siemens            Developing prototypes
                 subsystem for     scan time, increased     machines per year;      (December 1995)    subsystems in 1996/1997.
                 low-field         throughput in lower      estimates installed
                 scanners          cost MRI systems.        base of 500 machines.

---------------------------------------------------------------------------------------------------------------------------------

INSTRUMENTATION  Laboratory        Highly sensitive         Research                                   Commercial production of
                 measurement       measurement of           laboratories.                              HTS and LTS products
                                   magnetic properties
                                   of materials.  First
                                   HTS magnetic sending
                                   products available to
                                   researchers.

                SQUID              Sensors and subsystems   New markets in          Kanazawa           Providing components for
                magnetometers,     for incorporation into   medicine, geophysics,   Institute of       KIT and research customers.
                gradiometers       magnetic sensing         testing.                Technology
                and front-end      systems for medical,                             ("KIT")
                electronics        geophysical and non-
                                   destructive evaluation
                                   instruments.
---------------------------------------------------------------------------------------------------------------------------------

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

  COMMUNICATIONS

    Cellular and PCS communications systems use radio frequency signals to establish communications between customers using portable or mobile telephones and base stations operated by service providers. Cellular telephone networks are divided into specific coverage areas called cells, each of which has a base station for sending and receiving voice and other communications within the cell. The base station contains electronic equipment required to send and receive radio signals. In setting up a base station, the service provider seeks to install equipment with sufficient sensitivity within the frequency band assigned to it to handle communications with the lowest power handsets over its entire geographical area and with sufficient selectivity to avoid interfering signals from adjacent frequency bands. Filters within these base stations select frequencies within the operators' assigned bands and reject unwanted frequencies. Amplifiers boost the strength of signals coming in and out of the base station. The operator's assigned frequency range is then allocated using one of several schemes to provide telephone service to multiple subscribers. The capacity of the system depends upon the number of effective channels, that is, channels whose signal quality is sufficient to satisfy customer demands for clear communications.

    Cellular base stations currently face a number of operating problems. These include signal interference caused by multiple communications channels, poor signal quality resulting from lower-power, handheld telephones and strained capacity due to the growing demand for cellular service. The advent of PCS technology will place additional demands on the performance of wireless base stations and upon the size of the hardware there in. Conductus believes that superconductive filters used in conjunction with cryogenically-cooled amplifiers have the potential to offer solutions to several operating problems in cellular base stations as well as to provide solutions to anticipated problems in forthcoming PCS base stations.

    CELLULAR MARKET. According to Federal Communications Commission and industry reports, there are more than 22,000 installed cellular base stations in the United States. Of the U.S, installed base, Conductus estimates approximately 2,000-3,000 are located in a rural environment. The present cellular communications network, operating at frequencies near 850 MHz, was established at a time when the typical cellular telephone was a mobile unit capable of transmitting up to 3 watts of radio frequency power and the total number of subscribers was relatively low. Today, portable handsets that transmit only 0.6 watts are increasingly replacing higher-power mobile telephones, thereby decreasing the effective receiving range of existing base stations. As a result, in rural areas where base stations are widely separated, current cellular customers can experience dropped calls due to "dead zones" in coverage. At the same time, the increasing demand for cellular service in urban areas has led to the utilization by service providers of a greater number of channels within their allotted frequency bands, thereby increasing the incidence of interference.

    In rural areas, where the primary problem is base station range, solutions that increase the strength of the received signal or decrease the system noise level can provide enhanced reception, and thus reduce the occurrence of dead zones. One solution, which entails significant costs, is to increase the number of base stations and thereby reduce the required range for each station. Another solution, which is potentially more economical, is to enhance the signal reception and noise filtering capabilities of existing base stations. Conventional approaches to enhance the performance of existing base stations include increasing the height of towers or locating filters and amplifiers at the tops of towers to reduce the loss of electrical energy as the signals travel through cables from the antenna to the receiver. Each of these solutions has shortcomings with respect to such issues as cost, servicing logistics and ultimate performance. Accordingly, rural systems operators could significantly benefit from a system that provides greatly improved filtering and very low noise amplification at reasonable cost.

    In urban areas, the high density of cellular users creates problems of interference and system capacity. In every area, there are two cellular service providers, each allotted its own operating band within the frequency spectrum. Near the edges of each provider's operating frequency range, the performance of cellular systems can be hampered by interference from the competing carrier and from a variety of other signal sources. Carriers can attempt to avoid this interference by not using channels at the edges of their operating bands, however this diminishes system capacity. Interference is also addressed by using highly selective filters in the base station receiver. The ideal filter would filter out all signals outside the targeted operating band without reducing signal strength inside the band. Filters are made more selective by adding additional resonators or "poles" to the filter. However, in filters made of conventional materials, adding additional poles introduces more energy loss and thereby reduces the strength of the desired signals. For this reason, conventional filters generally do not incorporate more than eight or nine poles, thus achieving only a certain level of selectivity. With superconducting materials, which exhibit extremely low energy loss, filters can be fabricated with a higher number of poles, thereby increasing filter selectivity.

    PCS MARKET. PCS is a newer, urban-based communication system designed to provide wireless telephone service utilizing radio frequency signals in a frequency band near 2 GHz. This all-digital system is being designed to handle both voice and data transmissions, including features such as Internet access. Although it utilizes the same basic building blocks as a cellular system, the higher operating frequency of PCS compared with the cellular network limits the range of its signal transmission. Because of this limited range of signal transmission, based on information from third party sources Conductus estimates that the forthcoming PCS buildout will result in more than 70,000 new installed base stations throughout the U.S. by the end of the year 2005.

    The projected large number and primarily urban location of PCS base stations drives the need for equipment cost and size reduction. However, signal losses in base station components such as filters, antennas and cables are exacerbated by higher frequency operation. Conventional receiver components limit sensitivity and therefore base station range. Conventional filters tend to be physically large and proposed PCS base station architectures call for the use of multiple filters in each station. Collectively, these issues present a difficult set of requirements for the designers of forthcoming PCS base station equipment.

    CONDUCTUS' SOLUTIONS. Conductus believes that the performance of cellular base stations and PCS base stations could be improved significantly by using HTS and cryocooled components in their receivers. Communication filters made using thin-film superconductor technology have the potential to provide extraordinary frequency selectivity while maintaining excellent efficiency because of their inherent low insertion losses. The use of superconducting filters along with cryogenically-cooled low-noise amplifiers has the potential to lower the noise figure of the receiver and thereby increase its sensitivity. Increased sensitivity translates into increased range for the base station which could be utilized to improve the performance of existing stations or to allow fewer base stations to serve a new geographic area. In addition, HTS filters with enhanced selectivity over conventional designs could significantly reduce signal interference in base station receivers with minimal signal loss. Finally, the inherent compact nature of thin-film HTS filters can result in subsystems that are smaller and lighter than their conventional counterparts. Conductus is developing several versions of HTS filter subsystems incorporating cryogenic refrigeration components under the trade name "ClearSite-TM-".

    In the cellular market, Conductus is focusing on development of low-noise receiver subsystems for rural base stations that incorporate HTS filters, cryocooled low-noise amplifiers and refrigeration equipment into a rack-mounted package. Initial laboratory and field tests have demonstrated the ability of the subsystem to increase receiver sensitivity, thereby increasing the range of base stations as well as their overall performance. See table on p. 5, Target Markets and Commercialization Status. As a result, by using these filter systems, cellular service providers in rural environments may require fewer base stations in order to serve a given geographic area. Initial field tests with these filter systems completed in early 1996 show range expansions of 20% to 60%. Late in the year, Conductus began a multi-month beta trial of HTS filter subsystems operated by CellCom in Wisconsin. While the Company has demonstrated functionality in its prototype units, additional engineering will be required to complete the development of commercial communications subsystems. See "Risk Factors -- Early Stage of the Superconductive Electronics Market" and "Limited Commercial Manufacturing Capability."

    Base stations avoid the transmission of unwanted and interfering distortion signals by the use of costly ultra-linear (extremely low distortion) amplifiers in their transmitters. For the PCS market, Conductus believes that low-loss superconducting transmit filters offer the potential to "clean up" the output of lower-quality amplifiers by removing unwanted signals at a lower overall cost to the base station operator. Conductus' work on transmit filters was a part of the activities of the Consortium for Superconductor Electronics wireless program, which primarily involved Conductus, American Telephone and Telegraph Company, MIT Lincoln Laboratories and CTI-Cryogenics, a division of Helix Technology Corporation. It is currently part of a joint effort with Lucent Technologies.

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

  HEALTHCARE

    Instruments based on NMR technology determine the structure and properties of chemical and biological materials by measuring the response of such materials to electromagnetic fields. In these instruments, a powerful magnetic field magnetizes atoms in the sample being studied, radio-frequency pulses cause the atoms to emit characteristic signals and sensitive radio-frequency receivers are used to detect these signals. Existing magnetic resonance instruments contain radio-frequency receivers that use specialized copper coils to sense the signals from the object being studied. The principal applications of NMR are in spectrometers, which are used for analyzing the composition and structure of complex chemical compounds, and in MRI scanners, which are used to provide detailed images of the human body without invasive procedures or exposure to harmful radiation, such as x-rays.

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

    NMR SPECTROMETERS. NMR spectroscopy is a well-established technique for chemical analysis that enables the user to determine the structures of even very complex proteins and large molecules such as those used in the development of pharmaceuticals. A conventional NMR spectrometer includes a superconducting magnet to supply a powerful magnetic field and a copper or other conventional metal receiver coil to detect the signals from the sample.

    With conventional NMR technology, major increases in sensitivity can only be obtained with disproportionate increases in cost associated with providing increasingly powerful magnets. Some large magnet systems cost as much as $1 million and require special construction to house them. One alternative to increasing the field strength is to increase the sensitivity of the receiver. However, conventional coil design is at a fairly mature stage and significant further improvements in sensitivity from modification of current receiver technology are unlikely. Another alternative is to reduce the temperature of conventional receiver components to near absolute zero, in order to reduce resistance and decrease noise, but the refrigeration necessary to reach the required temperatures would be costlier and more elaborate than is needed for HTS probes. Such cold conventional metal receivers have not been made commercially available.

    CONDUCTUS SOLUTION. Conductus has shown that the use of HTS receiver coils in spectrometers dramatically improves the sensitivity of the instrument. Compared to existing receivers based on specialized copper coils, Conductus' low-loss superconducting receiver coils significantly enhance probe performance by improving the signal-to-noise ratio, which leads to either improved chemical sensitivity or faster chemical measurements. As a result, users can examine less sample material and still obtain the same or more information than is possible using conventional technology. For this application, Conductus' probe technology has demonstrated up to a four fold signal-to-noise ratio improvement over conventional probes enabling up to a four fold reduction in sample size for the same analysis time or up to a 16-fold increase in sample throughput. Conductus introduced its first NMR probe products in March 1996, pursuant to an OEM arrangement with Varian. See table page 5, Target Markets and Commercialization Status. Currently, Conductus is manufacturing and selling through Varian and Nalorac two NMR probe types, each of which is available in two frequencies. The Company anticipates introducing a third NMR probe type for commercial sale early in 1997 See "Risk Factors -- Limited Outlets for Certain Products", "Competing Technologies", "- Extensive Reliance on Collaborative Relationships" and
"- Highly Regulated Product Applications."

    MRI. Magnetic resonance imaging is an important diagnostic medical technique that provides detailed images of internal organs and structures within the body without invasive procedures or exposure to harmful radiation. Important applications include imaging soft tissues, diagnosing certain brain and spinal cord disorders and diagnosing joint and muscle injuries. The cost of MRI machines is significant, with prices often over $1 million. More recently, "low-field" and "mid-field" MRI machines have become available. These machines have the advantage of being less confining to the patient and are less expensive, but provide significantly poorer images than high-field machines. Government and healthcare provider cost containment initiatives are discouraging the use of larger magnets for MRI. As cost controls have become more pervasive, the majority of new installations have been of less costly, lower-field machines.

    CONDUCTUS SOLUTION. Conductus has shown that the use of HTS receiver coils can significantly improve the signal-to-noise ratio in low-field MRI machines, potentially allowing them to produce an image similar in quality to that of the more expensive machines. The development of higher-performance low-field machines may lead to the use of MRI in a wider range of diagnostic imaging applications, such as routine screening for breast cancer. In January 1996, Conductus entered into a non-exclusive agreement with Siemens to develop HTS receiver coil subsystems for a Siemens low-field MRI machine. The Company has also received support from the Naval Research Laboratory and the Department of Defense Advanced Research Projects Agency to develop superconducting technology for MRI breast cancer screening in collaboration with researchers from Stanford University.

    FUTURE APPLICATIONS. HTS receiver technology can be used in NMR microscopes, which are essentially high-resolution MRI machines for examining small objects in high detail. Biological specimens such as pathology samples, which currently are sliced, stained and examined with optical microscopes, could be placed whole in the imager and a complete three-dimensional data set could be constructed. The pathologist could have the computer slice the image in any plane, which is not possible using the current techniques, even with computer assistance, because of the dramatic and variable shrinkage of the samples. Presently, NMR microscopy is only a research tool because the use of copper receiver coils can require data collection times of one to two days to obtain an acceptable image. The enhancement in signal-to-noise ratio provided by HTS and cryoelectronic technologies could reduce this data collection time to a matter of minutes. Conductus is developing receiver subsystems for this application in collaboration with Duke University under government contract funding from the National Institutes of Health. See "Risk Factors -- Early Stage of the Superconductive Electronics Market."

  INSTRUMENTATION

    Superconductive magnetic sensors known as SQUIDs are used in electronic instruments to detect signals thousands of times smaller than can be detected by conventional magnetometers. With appropriate control electronics, SQUIDs can discern magnetic signals one hundred billion times smaller than the earth's magnetic field. A number of different types of instruments, including specialized laboratory equipment, non-destructive test equipment, geophysical surveying instruments and advanced medical diagnostic instruments, can potentially utilize magnetic sensors to detect and locate magnetic signals of interest.

    Magnetic sensors are used in some circumstances to locate oil and other mineral deposits. In this application, SQUID technology offers the advantage of portability by virtue of the small size of its sensors compared to bulky conventional copper coils used as magnetometers. SQUID sensors can also detect electrical impulses in the heart without the use of electrodes or other contacts to the patient required by conventional EKGs, using a technique called magnetocardiography, ("MCG") Conductus believes that MCG potentially may require far less time and effort from medical personnel than electrocardiography and therefore reduce the cost of obtaining cardiac diagnostic information.

     CONDUCTUS SOLUTION. Conductus currently manufactures and sells SQUIDs and laboratory instruments based on SQUIDs and is developing additional SQUID sensors, electronics and complete sensing subsystems for customers in the geophysical, non-destructive evaluation and medical markets. See table page 5, Target Markets and Commercialization Status. Conductus' standard products include magnetic sensing components sold under the tradenames "iMAG-Registered Trademark-" and Mr. "SQUID-Registered Trademark-" and a complete magnetometer system sold under the tradename "xMAG-TM- List prices for complete iMAG systems generally range from $7,000 to over $40,000 depending on the configuration. Mr. SQUID has a list price of approximately $2,000. List prices for complete xMAG systems generally range from $87,000 to over $140,000 depending on the configuration,

    While historically the Company's sales have been primarily to laboratory customers, Conductus believes that the greatest opportunities for growth for its magnetic sensing products will be with OEM customers for specific applications Conductus is working with researchers at Kanazawa Institute of Technology in Japan to develop SQUID-based instruments for seismic studies and for biomedical applications. Conductus has also sold sensors, electronics and cryogenic vessels to other customers developing biomedical applications of SQUIDs. See "Risk Factors -- Early Stage of the Superconductive Electronics Market", "- Dependence on Licensed Technology" and "- Highly Regulated Product Applications."

    The field of superconductivity is characterized by rapidly advancing technology. The future success of the Company will depend in large part upon its ability to keep pace with advancing superconductive technology, including superconducting materials and processes, as well as industry standards. The Company has focused its development efforts to date principally on yttrium barium copper oxide ("YBCO"). There can be no assurance that YBCO will ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future. The Company will have to continue to develop and integrate advances in technology for the fabrication of electronic circuits and devices and manufacture of commercial quantities of its products. The Company will also need to continue to develop and integrate advances in complementary technologies. There can be no assurance that the Company's development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by Conductus will not prove more advantageous for the commercialization of superconductive electronic products. In addition, many of Conductus' potential products, if successfully developed, are likely to be used as components or subsystems in systems manufactured and sold by third party systems manufacturers. There can be no assurance that these third parties will elect to incorporate superconductive electronic products in these systems or, if they do, that related system requirements, such as data processing software and hardware capabilities, can or will be successfully developed. Failure of third parties to successfully commercialize complementary technologies or to incorporate the Company's products into their systems would have a material adverse effect on Conductus' business, operating results and financial condition.

STRATEGIC ALLIANCES AND DEVELOPMENT AGREEMENTS

    Conductus is party to a number of collaborative arrangements with corporations and research institutions with respect to the research, development and marketing of certain of its potential products. Conductus evaluates, on an ongoing basis, potential collaborative relationships and intends to continue to pursue such relationships. The Company's future success will depend significantly on its collaborative arrangements with third parties. There can be no assurance that these arrangements will result in commercially successful: products. See "Risk Factors -- Extensive Reliance on Collaborative Relationships," and "- Limited Outlet for Certain Products."

    LUCENT TECHNOLOGIES, INC. Conductus and Lucent entered into a joint development and licensing agreement in April 1996, under which Conductus is developing a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent are to provide technical support to the program. Initial tests of a prototype of the receiver portion of the subsystem were conducted in April 1996. A more complex prototype subsystem containing six HTS receiver channels and three conventional transmit filters was delivered to Lucent at the end of the year. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned.

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

    KANAZAWA INSTITUTE OF TECHNOLOGY. In September 1995, Conductus entered into an OEM agreement with Kanazawa Institute of Technology ("KIT") under which Conductus is to be KIT's exclusive supplier, subject to certain conditions, of LTS and HTS SQUIDs for use in instruments that it is developing. KIT is developing biomedical systems based on SQUID technology. Conductus has received several orders for LTS SQUIDs under this agreement, which contains no minimum purchase requirement, and there can be no assurance that KIT will successfully develop and market instruments using Conductus' SQUID products or, if it does develop such products, that a significant market will exist for those products. Furthermore, there can be no assurance that Conductus will be able to meet KIT's design requirements, in which case KIT shall be free to use other suppliers of SQUIDs.

    GEOMETRICS. Conductus is working with Geometrics, Inc., a geophysical instrumentation company, under two government contracts to develop SQUID-based instruments for geophysical exploration. If successful, the project could lead to the development of commercial geophysical instruments incorporating Conductus SQUIDs and SQUID electronics.

RESEARCH AND DEVELOPMENT

    GOVERNMENT CONTRACTS. The Company's research and development expenses in the fiscal years 1996, 1995 and 1994 were approximately $11,774,000, $9,819,000, and $9,201,000, respectively. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $13,178,000, $9,176,000, and $8,717,000 of total operating expenses in the fiscal years 1996, 1995, and 1994, respectively. The Company's revenue from government-related contracts represented approximately 77%, 77%, and 82% of total revenues for the fiscal years 1996, 1995 and 1994, respectively. Conductus believes that it will continue to be heavily dependent on U.S. government contracts to fund a significant portion of its research and development programs. The Company's strategy is to fund a significant portion of its research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government. As of December 31, 1996, the Company had received aggregate awards since its inception of approximately $46,422,000 from U.S. government agencies, including approximately $33,006,000, recognized as revenue by the Company through December 31, 1996, and approximately $8,796,000, in awards for which it has not yet entered into research contracts. As of December 31, 1996, Conductus had approximately $4,620,000, under existing U.S. government contracts which provide that most of the research and development is to be performed in the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

    As shown in the examples below, these contract programs and others enable Conductus to develop its core technologies and support Conductus' business areas.

                GOVERNMENT-SUPPORTED RESEARCH AND DEVELOPMENT

                           SELECTED FUNDING AGENCIES
Defense Advanced Research Projects    National Aeronautics and Space    Naval Research Laboratory
  Agency                                Administration
                                                                        Office of Naval Research
Department of Commerce                National Institutes of Health
                                                                        United States Navy
Department of Energy

                    SELECTED AREAS OF RESEARCH AND DEVELOPMENT


TECHNOLOGIES        COMMUNICATIONS           HEALTHCARE         INSTRUMENTATION
------------        --------------           ----------         ---------------
Thin Films         Transmit filters       NMR spectroscopy      SQUID Technology

Multilayer films   Cellular receivers     MRI                   SQUID Amplifiers

Cryo Packaging     Switching              NMR Microscopy        SQUID Geophysical

    The Company's contracts involving the U.S. government are or may be subject to numerous risks. These risks include: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts; risks of potential disclosure of Conductus' confidential information to third parties; the failure or inability of the prime contractor to perform its prime contract in circumstances where Conductus is a subcontractor; the failure of the government to exercise options provided for in the contracts; the government's nonexclusive, royalty-free license to use technology developed pursuant to the contracts by or on behalf of the government in certain circumstances; and exercise of "march-in" rights by the government. March-in rights refer to the right of the U.S. government or government agency to require the Company to license patented technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, there can be no assurance that the U.S. government will continue its commitment to programs to which the Company's development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs, or that the Company can compete successfully to obtain funding pursuant to such programs, See "Risk Factors -- High Degree of Dependence Upon Government Contracts."

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

    Conductus has received 21 U.S. patents and one related foreign patent which have unexpired term ranging from 13 to 18 years and has 15 patent applications pending before the U.S. Patent and Trademark Office. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. These patents and patent applications cover Conductus processes and products in many aspects of its business. The Company will continue to file other U.S. and key international patent applications as part of its business strategy to protect technology it considers important to providing a competitive market advantage for its technologies. There can be no assurance, however. that its applications will result in issued patents, that the validity of its issued patents will not be subject to challenge or that third parties will not be able to design around the patented aspects of the Company's products. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain its competitive position. The Company's efforts to protect its proprietary rights may not be successful, prevent their misappropriation or ensure that these rights will provide the Company with a competitive advantage. Additionally, certain of the issued patents and patent applications are jointly owned by the Company and third parties. Any party owner has the right to license rights under such patents and applications, which could result in Conductus not having exclusive control over such inventions.

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

    A patent issue of particular importance to the Company relates to copper oxides or "cuprates," that are used to make HTS products, including YBCO. Conductus has neither obtained any issued patents nor has it filed any patent applications covering the composition of any cuprates or other HTS materials. However, several U.S. and foreign patent applications, including applications filed by IBM, AT&T, the University of Houston, the Naval Research Laboratory and others, are pending that cover the composition of YBCO and related HTS.
See "-Background    - Conductus' Approach." The Company understands that at
least several of such U.S. applications are the subject of an interference proceeding currently pending in the U.S. Patent and Trademark Office (Interference No. 101,981). Additionally, E. I. duPont de Nemours & Co. ("DuPont") has notified Conductus that it is the exclusive licensee of patents issued in Israel, Sweden, Taiwan and the United Kingdom covering the composition of YBCO and a method for using YBCO in superconducting applications. The Company anticipates that it will be required to obtain a license to use YBCO from one or more of these parties in order to continue to develop and sell products based on YBCO.

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

    Conductus owns the United States registered trademarks "CONDUCTUS," the Conductus logo, "Mr. SQUID" and "iMAG" and claims the rights to the trademarks "xMAG", "ClearSite-TM-", and "pcSQUID". See "Risk Factors -- Uncertainty of Patents and Proprietary Rights; Risk of Litigation."

MANUFACTURING

    Conductus has performed pioneering work in materials, processes and structures based on thin-film superconducting technology, and has developed processes it believes are capable of routinely producing a variety of high-quality films for several applications, including multilayer thin-film materials suitable for more complex devices and components. Conductus has established a pilot production facility at its headquarters in Sunnyvale, California to fabricate, test and assemble HTS and LTS thin films and components. The Company fabricates two-, three- and four-inch wafers in two cleanroom areas that consist, in the aggregate, of approximately 2,600 square feet and that have ratings of subclass 1,000 and 10,000 (meaning there are fewer than 1,000 or 10,000 particles larger than 0.5 microns per cubic foot of air). See "-Properties." Conductus combines what it believes to be the world's most advanced YBCO thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration.

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

    Conductus believes that most of its products for the communications and healthcare markets will be in the form of subsystems that incorporate superconducting and cryoelectronic components with cryogenic refrigerators and conventional electronic assemblies. Apart from the superconducting components which are manufactured by Conductus, the Company anticipates that most other components of its subsystems will be purchased as standard products from commercial vendors or specially ordered from various suppliers. These include cryogenic refrigerators, printed circuit boards, product cases and housings, vacuum vessels and other components. Certain components of Conductus' subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers, Although the Company does not believe that it is ultimately dependent upon any supplier of these components as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, an inability to meet demand, a prolonged interruption in supply or a significant increase in price of one or more components would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- High Degree of Dependence Upon Other Complementary Technologies and -- Reliance on Limited- or Sole-Source Suppliers."

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

    A number of large American, Japanese and European companies are engaged in research and development programs that the Company believes could lead to the development and/or commercialization of superconductive electronic products. These include, among others: DuPont, IBM, TRW, and Northrop-Grumman Corporation in the U.S.; and Fujitsu Ltd., Hitachi Ltd., NEC Corp. and Sumitomo Electric Industries, Ltd. in Japan. The Company also believes that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Biomagnetic Technology, Inc. and Quantum Design, Inc. in magnetic sensing products; Hypres, Inc. in digital circuits; and Illinois Superconducting Corp., Superconducting Core Technologies, Inc. and Superconductor Technologies Inc. in wireless communications. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field. Conductus' ability to compete successfully will require it to develop and maintain technologically advanced products, attract and retain highly qualified personnel, obtain patent or other protection for its technology and products and manufacture and market its products, either alone or with third parties. See "Risk Factors -- Intense Competition."

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

SALES AND MARKETING

    Although Conductus has limited experience in sales, marketing and distribution, it has been expanding its expertise and activities in these areas in order to successfully commercialize its potential products. Conductus sells its products through a combination of OEM relationships, direct sales and a network of independent manufacturer's representatives and distributors. The Company's sales and marketing strategy is to use manufacturers' representatives and distributors for sales of its magnetic sensor-based and laboratory instrument products and to rely primarily on OEMs for its subsystem products for communications; healthcare and instrumentation. The Company has established a domestic and international network of independent manufacturer's representatives who have primary responsibility for selling magnetic sensing and laboratory instrumentation products. As of December 31, 1996, 11 domestic and 8 foreign firms were manufacturer's representatives and distributors, covering 41 states and 18 foreign countries including a majority of western Europe, Japan, Australia, New Zealand and India. See "Risk Factors -- Need to Develop Infrastructure to Support Commercialization."

    The Company currently employs a sales and marketing staff of eight full-time equivalents. These employees are actively engaged in direct marketing to OEM and potential OEM customers, as well as in sales and marketing support. The Company actively markets its products through advertisements in trade journals as well as through demonstration of its technology and products at industry trade shows, including trade shows related to telecommunications, NMR spectroscopy, MRI imaging and magnetic sensing. The Company's employees have published the results of their research at Conductus widely in trade and technical journals. Additionally, Conductus' employees have frequently presented Conductus' technology a invited speakers at conferences worldwide.

    For the and fiscal years 1996, 1995, and 1994, commercial sales to one customer of $1,560,000, $1,172,000, and $732,000 were 12%, 11%, and 8% of total revenues, respectively. This customer acts primarily as a distributor of the Company's products, selling to end-users.

ENVIRONMENTAL MATTERS

    The Company uses certain hazardous materials in its research and manufacturing operations. As a result, Conductus is subject to federal, state and local governmental regulations. Conductus believes that it has complied with all regulations and has all permits necessary to conduct its business. See "Risk Factors - Environmental Regulations."

EMPLOYEES

    As of December 31, 1996, the Company had a total of 133 full-time equivalent employees of which 51 hold advanced degrees. Of the total full-time employees, 66 were engaged in research and product development, 38 manufacturing, 8 in sales and marketing and 21 in administration and finance. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

    There can be no assurance that the Company would be able to obtain licenses to patents covering YBCO compositions, when issued, or to any other patents applicable to the Company's business on commercially reasonable terms. In such an event, the Company could be required to expend significant resources to develop non-infringing technology alternatives or to obtain licenses to the technology that the Company infringes or would infringe. There can be no assurance that the Company would be able to successfully design around these third party patents or to obtain licenses to technology that it may require. Furthermore, there can be no assurance that the Company will not be obligated to defend itself at substantial cost against allegations of infringement of third party patents. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, or require the Company to cease using such technology. In addition, aside from the merits of a claim, the cost of defending any such suit would constitute a major financial burden for the Company that would have a material adverse effect on the Company's business, operating results and financial condition.

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

    VOLATILITY OF STOCK PRICE. There has been significant volatility in the market price of securities of technology companies, particularly those that, like the Company, are still engaged primarily in product development activities. See "Price Range of Common Stock and Dividend Policy." Factors such as technology and product announcements by the Company or its competitors, disputes relating to patents and proprietary rights and variations in quarterly operating results may have a significant impact on the market price of the Common Stock. In addition, the securities markets have experienced volatility which is often unrelated to the operating performance of particular companies. In the past, following periods of volatility in the market price of a company's securities, securities class action lawsuits have been instituted against a company. If brought, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

           NAME                 AGE                       POSITION
---------------------------------------------------------------------------------------------
Charles E. Shalvoy ............ 49    President, Chief Executive Officer and Director
William J. Fowler ............. 66    Vice President, Manufacturing
Duncan J. MacMillan ........... 52    Vice President, Marketing
Graham Y. Mostyn .............. 43    Vice President, Engineering
Dennis C. Nau ................. 56    Vice President and General Manager of the
                                        Instruments & System Division
Randy W. Simon, Ph.D. ......... 43    Vice President, Technology Programs
William J. Tamblyn ............ 38    Vice President, Chief Financial Officer and Secretary

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

    MR. TAMBLYN joined the Company in March 1994 as Director of Finance and Principal Accounting Officer and has served as Chief Financial Officer since April 1994. From May 1993 through December 1993, Mr. Tamblyn was Vice President of Finance and Chief Financial Officer of Ramtek Corporation. From October 1988 to April 1993, he was employed by Coopers & Lybrand in several management and accounting positions. Mr. Tamblyn holds a B.S. in Business Administration - Accounting from San Jose State University and is a Certified Public Accountant.

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

                        PRICE RANGE OF COMMON STOCK
                   ---------------------------------------
                     FISCAL 1995             FISCAL 1996
                   ---------------         ---------------
                   HIGH        LOW         HIGH        LOW
                   ----        ---         ----        ---
First Quarter      $ 7       $ 4 1/2     $ 15 1/2    $ 6
Second Quarter       8         6           17 3/4      9 1/2
Third Quarter        7         5 3/4       13          7 1/2
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

STATEMENTS OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------
                                   1996           1995          1994         1993(2)          1992
                                   ----           ----          ----         -------          ----
Revenues:
  Contract                       $  9,691       $  8,148      $  7,048       $  5,070       $  2,233
  Product sales                     2,852          2,434         1,588          1,409            438
                                 --------       --------      --------       --------       --------

     Total revenues              $ 12,543       $ 10,582      $  8,636       $  6,479       $  2,671
                                 --------       --------      --------       --------       --------
                                 --------       --------      --------       --------       --------

Loss from operations             $ (5,109)      $ (4,423)     $ (4,876)      $ (4,070)      $ (3,132)
                                 --------       --------      --------       --------       --------
                                 --------       --------      --------       --------       --------

Net loss                         $ (5,004)      $ (4,422)     $ (4,544)      $ (4,122)      $ (3,215)
                                 --------       --------      --------       --------       --------
                                 --------       --------      --------       --------       --------

Net loss per common share (1)    $  (0.80)      $  (0.80)     $  (0.85)      $  (1.40)      $  (1.91)
                                 --------       --------      --------       --------       --------
                                 --------       --------      --------       --------       --------
Shares used in computing
  per share amounts (1)             6,263          5,543         5,323          2,940          1,680
                                 --------       --------      --------       --------       --------
                                 --------       --------      --------       --------       --------

BALANCE SHEET DATA

                                                             DECEMBER 31,
                                 --------------------------------------------------------------------
                                   1996           1995          1994         1993(2)          1992
                                   ----           ----          ----         -------          ----
Working capital                  $  9,135       $  4,287      $  7,076       $ 12,438       $ (1,332)
Total assets                       16,081         10,128        12,541         16,233          3,250
Long-term debt, excluding
  current portion                   1,022          1,146           533            180            252
Stockholders' equity               11,183          5,814         9,529         14,057             46

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

    Cost of product sales were $1,824,000, $1,430,000, and $975,000 for 1996,
1995, and 1994, respectively. The cost of products in 1996, 1995 and 1994 were primarily due to costs of superconducting magnetic systems manufactured by the Instrument and Systems Division. Cost of product sales increased in 1996 and 1995 due to increased levels of revenues from new products introduced in 1995. Gross margins were 36%, 41%, and 39% for 1996, 1995 and 1994, respectively. Gross margins decreased in 1996 because of increased sales of large systems which have lower gross margins and increased costs of start-up in the sensor portion of the magnetic sensor business. Gross margin in 1995 increased over 1994 primarily due to lower margins on initial system products which included startup costs in 1994. Costs of contract revenues are included in research and development expenses and are discussed below.

    The Company's research and development expenses increased to $11,774,000 in 1996 from $9,819,000 in 1995 and $9,201,000 in 1994, or 67%, 65%, and 68%
respectively, of total operating expenses for that year. These cost increases in 1996 and 1995 reflect the increase in the Company's overall research and development activities, and an emphasis on efforts in wireless and healthcare. Research and development includes both externally and internally funded projects. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $13,178,000 of total operating costs and expenses in 1996, from $9,176,000 in 1995 and $8,717,000 in 1994, reflecting increased government contract and research activity throughout the period. Increases in contract revenues in the future, if any, are expected to result in corresponding increases in research and development and general and administrative expenses. Current levels of expenditure are expected to continue for development of commercial products particularly in the wireless and healthcare areas. In addition, the Company expects to continue to incur significant research and development expenses on internally funded programs as it seeks to develop additional commercial products.

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

    The Company's total costs and expenses increased to $17,652,000 in 1996 from $15,005,000 in 1995 and $13,513,000 on 1994. Increased emphasis in the wireless and healthcare development added to the total costs and expenses in 1996 and are expected to increase total costs and expenses in 1997.

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

    Interest income from cash equivalents and investments was $263,000 in 1996, $249,000 in 1995, and $344,000 in 1994. The primary reasons for the changes between years was due to the levels of cash equivalents and investments, and reflect $9,892,000 in net proceeds received in the Company's follow-on offering in July 1996.

    Interest charges were $183,000, $156,000, and $56,000 in 1996, 1995 and
1994, respectively. Interest charges related to the Company's several equipment term loan facilities which were reflected for the entire year in both 1996 and 1995 compared to only part of 1994. As of year end, three lease line obligations existed which mature over the next 12 to 30 months.

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

    Net cash from financing activities was $10,612,000, $1,722,000, and $269,000 in 1996, 1995 and 1994, respectively. Net cash provided by financing activities in 1996 was primarily due to the Company's follow-on offering in June 1996 and borrowings under the Company's equipment loans, offset by principal payments under capital lease obligations and equipment term loans. Net cash provided by financing activities in 1995 and 1994 was primarily due to borrowings under the Company's equipment term loan and proceeds from issuance of shares under the 1994 Employee Stock Purchase Plan offset by principal payments under capital lease obligations.

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Annual Report on
      Form 10-K:
                                                                      PAGE
                                                                      NUMBER
                                                                      ------
1.    Financial Statements

         Report of Independent Accountants . . . . . . . . . . . . .    32

         Balance Sheets - as of December 31, 1996 and 1995 . . . . .    33

         Statements of Operations - years ended December 31, 1996,
           1995, and 1994  . . . . . . . . . . . . . . . . . . . . .    34

         Statements of Stockholders' Equity - years ended
           December 31, 1996, 1995 and 1994  . . . . . . . . . . . .    35

         Statements of Cash Flows - years ended December 31, 1996,
           1995, and 1994  . . . . . . . . . . . . . . . . . . . . .    36

         Notes to Financial Statements . . . . . . . . . . . . . . .    37

2.    Financial Statement Schedule

         Report of Independent Accountants . . . . . . . . . . . . .    48

         Schedule II- Valuation and Qualifying Accounts. . . . . . .    49

      Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.    See Exhibits

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
2.1 (1)      Stock Exchange Agreement dated as of May 28, 1993 between the
             Registrant and Tristan Technologies, Inc. ("Tristan").

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

10.5(1) Cooperation Agreement dated March 2, 1992 between the Registrant and TRW, Inc.

10.7(1) Collaborative Research Agreement among the Registrant, TRW, H-P, Stanford University and University of California, Berkeley.

10.7.1(4)+   Joint Development and Licensing Agreement dated August 31, 1994 between the Registrant and Varian.

10.7.2(6)    Joint Development Agreement dated December 14, 1995 between the
             Registrant and Siemens Aktiengesellschaft Medical Engineering
             Group.

10.7.3(6)+   Superconducting Filter Technology Joint Development Agreement
             dated April 25, 1996 between the Registrant and Lucent
             Technologies Inc.

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

11.1         Statements of computation of loss per share

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

(+) Confidential treatment granted or requested as to certain portions of these exhibits.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

(c)  Exhibits
     See responses to Item 14(a)(3) above.

(d)  Financial Statement Schedules
     None required, except as indicated in response to Item 14(a)(2) above.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 1997.

CONDUCTUS, INC.


By:  /s/ William J. Tamblyn
    ---------------------------
    William J. Tamblyn
    Vice President and Chief Financial Officer

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


COOPERS & LYBRAND L.L.P.

San Jose, California
February 7, 1997

                                   CONDUCTUS, INC.
                                    BALANCE SHEETS

                                                  DECEMBER 31,
                                              -------------------
                                              1996           1995
                                              ----           ----
             ASSETS
Current assets:
     Cash and cash equivalents            $  1,119,991    $     272,410
     Short-term investments                  6,516,401        2,880,464
     Accounts receivable (net of
       allowance for doubtful accounts
       of $50,000 for 1996 and 1995)         3,756,586        3,251,147
     Inventories                             1,220,873          765,424
     Prepaid expenses and other current
       assets                                  397,556          285,404
                                          ------------    -------------
         Total current assets               13,011,407        7,454,849

Property and equipment, net                  2,941,685        2,550,042
Other assets                                   127,763          123,340
                                          ------------    -------------
         Total assets                     $ 16,080,855    $  10,128,231
                                          ------------    -------------
                                          ------------    -------------

            LIABILITIES
Current liabilities:
     Current portion of long-term debt    $  1,119,330    $     687,736
     Accounts payable                        1,710,762        1,621,424
     Other accrued liabilities               1,045,916          821,230
     Obligations under capital leases,
       current portion                                           37,894
                                          ------------   --------------
         Total current liabilities           3,876,008        3,168,284

Long-term debt, net of current portion       1,021,781        1,146,227
                                          ------------   --------------
         Total liabilities                   4,897,789        4,314,511
                                          ------------   --------------
Commitments (Note 11)

          STOCKHOLDERS' EQUITY
Preferred stock, $0.0001  par value:
   Authorized: 1,000,000 shares
   None issued or outstanding in
     1996 or 1995
Common stock, $0.000l par value:
   Authorized: 11,000,000 shares;
   Issued: 6,988,517 and 5,861,632 shares
     in 1996 and 1995                              683               570
   Outstanding: 6,816,143 and  5,689,258
     shares in 1996 and 1995
Additional paid-in capital                  40,405,381        30,035,358
Unrealized gain on investments, net              3,808               626
Accumulated deficit                        (29,226,806)      (24,222,834)
                                          ------------    --------------
      Total stockholders' equity            11,183,066         5,813,720
                                          ------------    --------------

         Total liabilities and
           stockholders' equity           $ 16,080,855    $   10,128,231
                                          ------------    --------------
                                          ------------    --------------

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                             STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                       1996          1995           1994
                                       ----          ----           ----
Revenues:

  Contract                         $ 9,690,989     $8,148,189     $7,048,529
  Product sales                      2,851,682      2,433,496      1,587,603
                                   -----------     ----------     ----------
     Total revenues                 12,542,671     10,581,685      8,636,132
                                   -----------     ----------     ----------

Costs and expenses:

  Cost of product sales              1,823,622      1,429,516        974,699
  Research and development          11,773,587      9,819,416      9,201,460
  Selling, general and
    administrative                   4,054,303      3,755,653      3,336,346
                                   -----------     ----------     ----------
     Total costs and expenses       17,651,512     15,004,585     13,512,505
                                   -----------     ----------     ----------

     Loss from operations           (5,108,841)    (4,422,900)    (4,876,373)

Interest income                        262,965        249,371        344,496
Other income (expense)                  25,042        (92,608)        43,737
Interest expense                      (183,138)      (155,515)       (55,816)
                                   -----------     ----------     ----------
     Net loss                      $(5,003,972)   $(4,421,652)   $(4,543,956)
                                   -----------     ----------     ----------
                                   -----------     ----------     ----------
Net loss per common share               $(0.80)        $(0.80)        $(0.85)
                                   -----------     ----------     ----------
                                   -----------     ----------     ----------

Shares used in computing per
  share amounts                      6,263,446      5,543,073      5,322,767
                                   -----------     ----------     ----------
                                   -----------     ----------     ----------


   The accompanying notes are an integral part of these financial statements.

                                CONDUCTUS, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
         For each of the three years in the period ended December 31, 1996

                                                                   NOTES
                                                 ADDITIONAL     RECEIVABLE     UNREALIZED GAIN
                                     COMMON       PAID-IN          FROM           (LOSS) ON       ACCUMULATED
                                     STOCK        CAPITAL      STOCKHOLDERS      INVESTMENTS         DEFICIT           TOTAL
                                     -----       ----------    ------------    ---------------    -------------        -----
Balances, January 1, 1994         $    528      $29,336,483     $ (22,756)                         $(15,257,226)     $14,057,029
Issuance of 91,001 shares
  of common stock to employees           9           24,291                                                               24,300
Repurchase of 531 shares of
  common stock and
  repayment of notes
  receivable from stock-
  holders                                            (5,648)       22,756                                                 17,108
Compensation associated with
  stock options granted                              59,192                                                               59,192
Unrealized loss on
  investments, net                                                               $ (84,762)                              (84,762)
Net loss                                                                                             (4,543,956)      (4,543,956)
                                  ---------     -----------      --------        ---------         ------------     -----------
Balances, December 31, 1994            537       29,414,318             -          (84,762)         (19,801,182)       9,528,911

Issuance of 224,762 shares
  of common stock to employees          23          133,386                                                              133,409
Compensation associated
  with stock options
  granted                                            34,528                                                               34,528
Issuance of 101,790 shares
  of common stock to  employees
  under the employee
  stock purchase plan                   10          453,216                                                              453,226
Repurchase of 8,967 shares
  of common stock                                       (90)                                                                 (90)
Unrealized gain on
  investments, net                                                                  85,388                                85,388
Net loss                                                                                             (4,421,652)      (4,421,652)
                                  ---------     -----------      --------        ---------         ------------     -----------
Balances, December 31, 1995            570       30,035,358             -              626          (24,222,834)       5,813,720

Issuance of 69,037 shares
  of common stock                        7          110,318                                                              110,325
Issuance of 1,000,000 shares
  of common stock through
  secondary offering, net of
  issuance costs                        100       9,892,107                                                            9,892,207
Issuance of 57,848 shares
  of common stock to employees
  under the employee stock
  purchase plan                           6         340,597                                                              340,603
Compensation associated with
  stock options granted                              27,001                                                               27,001
Unrealized gain on
  investments                                                                        3,182                                 3,182
Net loss                                                                                             (5,003,972)     (5,003,972)
                                  ---------     -----------      --------        ---------         ------------     -----------
Balances, December 31, 1996       $     683     $40,405,381      $      -        $   3,808         $(29,226,806)    $11,183,066
                                  ---------     -----------      --------        ---------         ------------     -----------
                                  ---------     -----------      --------        ---------         ------------     -----------

   The accompanying notes are an integral part of these financial statements.

                                   CONDUCTUS, INC.
                               STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1996           1995           1994
                                                              ----           ----           ----
Cash flows from operating activities:
  Net loss                                                 $(5,003,972)   $(4,421,652)   $(4,543,956)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                925,718        901,340        948,132
  Compensation associated with stock options granted            27,001         34,528         59,192
  Provision for excess and obsolete inventory                                  20,000         61,000
  (Gain)loss on disposal of equipment                          (22,922)                       15,473
  Other noncash expenses, net                                                                 57,535
  (Increase) decrease in:
     Accounts receivable                                      (505,439)      (910,573)      (428,871)
     Inventory                                                (455,449)      (290,845)      (342,499)
     Prepaid expenses and other current assets                (112,152)      (122,994)       (11,480)
     Other assets                                              (63,580)        (1,099)        (4,193)
  Increase in:
     Accounts payable and accrued liabilities                  314,024        166,025         611,413
                                                           -----------    -----------      ----------
         Net cash used in operating activities              (4,896,771)    (4,625,270)     (3,578,254)
                                                           -----------    -----------      ----------

Cash flows from investing activities:
  Proceeds from sales of short-term investments             44,266,602     40,473,743      42,875,034
  Purchases of short-term investments                      (47,899,357)   (36,235,256)    (39,906,358)
  Acquisition of property and equipment                     (1,264,478)    (1,568,033)     (1,225,846)
  Proceeds from sales of assets                                 29,196
                                                           -----------    -----------      ----------
         Net cash (used in) provided by
           investing activities                             (4,868,037)     2,670,454       1,742,830
                                                           -----------    -----------      ----------
Cash flows from financing activities:
  Proceeds from borrowings                                   1,229,019      1,432,944         554,705
  Proceeds from repayment of note
   receivable from stockholder                                                                 18,765
  Net proceeds from issuance of common stock                10,343,135        586,635          24,300
  Repurchase of common stock                                                      (90)
  Principal payments under capital lease obligations           (37,894)      (143,340)       (329,148)
  Principals payments on long-term debt                       (921,871)      (153,686)
                                                           -----------    -----------      ----------

      Net cash provided by financing activities             10,612,389      1,722,463         268,622
                                                           -----------    -----------      ----------
      Net increase (decrease) in cash and cash
        equivalents                                            847,581       (232,353)     (1,566,802)

Cash and cash equivalents at beginning of period               272,410        504,763       2,071,565
                                                           -----------    -----------      ----------
Cash and cash equivalents at end of period                 $ 1,119,991    $   272,410      $  504,763
                                                           -----------    -----------      ----------
                                                           -----------    -----------      ----------

Refer to Note 4.


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

    ACCOUNTING FOR STOCK-BASED COMPENSATION:

    As prescribed by Statement of Financial Accounting Standards No. 123 (SFAS 123) the Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Practice Bulletin No. 25 (APB 25).
    All other grants are accounted for using the fair value method described in FAS 123, with appropriate compensation expense recognition in the statement of operations, where significant.

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

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1996          1995         1994
                                                       -------------   -----------  ----------
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the year for interest          $  191,050     $ 147,605   $  58,816
                                                       -------------   -----------  ----------
                                                       -------------   -----------  ----------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FUNDING ACTIVITIES:
      Reclassification to long-term investment upon
         adoption of SFAS No. 115                                                    $ 980,619
                                                                                    ----------
                                                                                    ----------
      Reclassification of investments to short-term
         investments based on maturity date                             $ 980,649
                                                                       -----------
                                                                       -----------
      Unrealized gain (loss) on investments, net          $    3,182     $  85,388   $ (84,762)
                                                       -------------   -----------  ----------
                                                       -------------   -----------  ----------
       Repurchase of common stock in exchange for
         note receivable                                                            $   5,648
                                                                                    ----------
                                                                                    ----------
    OTHER NONCASH EXPENSES:
         Compensation associated with stock
           options granted                               $   27,001     $  34,528   $  59,192
         Additions to principal for accrued interest
           earned on notes receivable from stockholders                                (1,657)
                                                       -------------   -----------  ----------
                                                         $   27,001     $  34,528   $  57,535
                                                       -------------   -----------  ----------
                                                       -------------   -----------  ----------

4.  INVESTMENTS:


    Investments are summarized below:

                                                          DECEMBER 31, 1996               DECEMBER 31, 1995
                                                     ----------------------------      --------------------------
                                                                        MARKET                           MARKET
                                                        COST            VALUE             COST           VALUE
                                                    -------------  -------------     ------------   --------------
    Debt securities:
      Corporate bonds                                 $2,356,259     $2,359,453
      Preferred bonds                                  2,000,000      2,000,000         $500,000       $500,000
      U.S. government and related
         agency securities                                                                  795,897        796,902
      Commercial paper                                 2,078,596      2,079,210        1,499,909      1,499,530
      Other                                               18,545         18,545           40,904         40,904
      Accrued interest                                    59,193         59,193           43,128         43,128
                                                    -------------  -------------     ------------   ------------
         Subtotal                                      6,512,593      6,516,401        2,879,838      2,880,464
    Unrealized gain                                        3,808                             626
                                                    -------------  -------------     ------------   ------------
      Total                                           $6,516,401     $6,516,401       $2,880,464     $2,880,464
                                                    -------------  -------------     ------------   ------------
                                                    -------------  -------------     ------------   ------------


    At December 31, 1996, all scheduled maturities of investments are within one year and unrealized gains for investments were $3,808.
    Additionally, investments consisted of U.S. corporate notes, preferred bonds, and commercial paper bearing interest between 5.25% to 6.16% per annum are due to mature between January 1997 and August 1997.

    For the years ended December 31, 1996, 1995 and 1994 gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

5.  ACCOUNTS RECEIVABLE:

    Accounts receivable, net, consists of the following:

                                          DECEMBER 31,
                                  ----------------------------
                                      1996            1995
                                  -------------  --------------
     U.S. government contracts:
          Unbilled                 $  466,509     $  411,206
          Billed                    2,842,285      2,036,294
          Commercial                  447,792        803,647
                                  -------------  --------------
                                   $3,756,586     $3,251,147
                                  -------------  --------------
                                  -------------  --------------

6.   INVENTORIES:

     Inventories, net of reserves at December 31, 1996 and 1995 of $81,000 consist of the following:

                                            DECEMBER 31,
                                  ----------------------------
                                       1996           1995
                                  -------------  --------------
     Raw materials                   $393,464       $299,619
     Work in process                  728,603        431,882
     Finished goods                    98,806         33,923
                                  -------------  --------------
                                   $1,220,873       $765,424
                                  -------------  --------------
                                  -------------  --------------

7.   PROPERTY AND EQUIPMENT:

     Property and equipment, including equipment acquired under capital leases (see Note 9), consist of the following:

                                          DECEMBER 31,
                                  ----------------------------
                                      1996           1995
                                  -------------  -------------
     Equipment                     $6,403,590     $5,494,288
     Leasehold improvements         1,586,350      1,489,856
     Furniture and fixtures           449,574        368,164
     Construction in process          318,003        191,664
                                  -------------  -------------
                                    8,757,517      7,543,972
     Less accumulated
       depreciation and
       amortization                 5,815,832      4,993,930
                                  -------------  -------------
                                   $2,941,685     $2,550,042
                                  -------------  -------------
                                  -------------  -------------

8.   OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consist of the following:

                                              DECEMBER 31,
                                        ----------------------
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

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

9.   EQUIPMENT LEASE LINES OF CREDIT:

     As of December 31, 1996, the Company had no borrowings due under equipment lease lines of credit. All leased assets were purchased or returned at lease end in 1996. The borrowings owed at December 31, 1995 were collateralized by the related equipment.


     Following is an analysis of equipment acquired under the lease lines of credit as of December 31, 1995:


     Equipment                                        $   292,953
     Less accumulated amortization                       (267,588)
                                                      -------------
        Net property acquired under capital leases    $    25,365
                                                      -------------
                                                      -------------

10.  LONG-TERM DEBT AND OTHER BORROWINGS:

     At December 31, 1996, the Company has three term loan obligations with annual maturities as follows:

          1997                          $1,119,330
          1998                             923,092
          1999                              98,689
                                      -------------
                                        $2,141,111
                                      -------------
                                      -------------

     All borrowings under these credit facilities are at the bank's prime rate plus 1.00% (9.25% at December 31, 1996) with interest paid monthly, and are collateralized by the related equipment. At December 31, 1996, $829,913 was available under the credit facilities.

     In December 1996, the Company modified its line of credit facility with a bank to expire February 28, 1998. The agreement provides for borrowings up to the lesser of $1,000,000 or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 0.50% (8.75% at December 31, 1996) and are collateralized by accounts receivable, equipment and other assets of the Company. At December 31, 1996, the Company has no borrowings under the agreement and had $1,000,000 available under the line of credit. In connection with a prior line of credit modification, on March 8, 1996, the Company issued the lender warrants to acquire 15,000 shares of the Company's common stock at a price of $11.25 per share. These warrants may be exercised by the holder at any time until the expiration date, March 8, 2001.

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

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

11.  COMMITMENTS, continued

     Future minimum payments under these noncancelable leases are as follows:

          FISCAL YEAR:
          1997                          $  396,951
          1998                             338,810
          1999                             327,114
          2000                             279,114
          2001                             122,076
                                      --------------
                                        $1,464,065
                                      --------------
                                      --------------

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

     COORDINATED RESEARCH PROGRAM:

     In May 1993, the Company and Hewlett-Packard Company (H-P) modified a previous Coordinated Research Program (CRP) agreement by entering into a
     new five-year agreement.   In connection with the modifying agreement, the
     Company received $1,000,000 in cash and $230,000 in equipment from H-P in exchange for issuing 439,286 shares of its Series B preferred stock, which automatically converted into 137,276 shares of common stock upon the close of the Company's initial public offering in August 1993.

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

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

13.  STOCKHOLDERS' EQUITY

     CAPITAL STOCK:

     Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized but unissued preferred stock. In connection with obtaining the lease lines of credit (see Note 9), the Company issued to the leasing companies warrants exercisable for the Company's preferred stock, which converted to warrants for 32,894 and 9,664 shares of common stock, at a price per share of $6.08 and $8.96, respectively. As of December 31, 1996, warrants for 16,447 and 2,087 shares of Common Stock remain exercisable, respectively. The warrants, which are immediately exercisable, expire August 5, 1998.

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

     A total of 1,880,000 shares of common stock are authorized for issuance under the Plan as of December 31, 1996. Such authorized share reserve is comprised of 7,812 shares originally approved under the Plan, the aggregate outstanding shares under the Plan (approximately 689,912 shares) and an increase of 1,182,276 shares under amendments to the Plan. Each non-employee Board member who first becomes a non-employee Board member at any time on or after January 23, 1995 shall automatically be granted at the time of such initial election or appointment an option to purchase 15,000 shares of common stock. Thereafter each year all non-employee Board members will receive a grant of 3,000 shares which vest over 3 years.

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

13.  STOCKHOLDERS' EQUITY, continued

     1992 STOCK OPTION/STOCK ISSUANCE PLAN, CONTINUED:

     A summary of the status of all the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the years ending on these dates is presented below:



                                                                         Options Outstanding
                                                          ----------------------------------------------
                                     Available For Grant                       Price       Weighted Avg.
                                      Under Option Plan       Shares         Per Share    Exercise Price
                                 -----------------------  --------------   -------------  --------------
     Balances, January 1, 1994             142,549            732,685        $ .16-10.63       $0.87
          Additional shares authorized     500,000
          Granted                         (565,000)           565,000        $4.00-5.75        $5.13
          Exercised                                           (91,001)       $ .16-.88         $0.31
          Canceled                          56,093            (56,093)       $ .45-10.63       $6.14
                                      ----------------    --------------
     Balance, December 31, 1994            133,642          1,150,591        $ .16-5.75        $2.76
          Additional shares authorized     300,000
          Granted                         (309,163)           309,163        $4.94-7.25        $5.61
          Exercised                                          (224,762)       $ .16-6.31        $0.58
          Canceled                         154,559           (212,684)       $ .45-6.88        $3.08
                                      ----------------    --------------
     Balance, December 31, 1995            279,038          1,022,308        $ .16-7.25        $4.04
          Additional shares authorized     300,000
          Granted                         (528,000)           528,000        $6.50-15.25       $9.57
          Exercised                                           (57,311)       $ .16-7.25        $2.08
          Canceled                         107,815           (107,815)       $ .45-11.50       $6.09
                                      ----------------    --------------
     Balance December 31, 1996             158,853          1,385,182        $ .16-15.25       $6.07
                                      ----------------    --------------
                                      ----------------    --------------



     Options canceled in the year ended December 31, 1995, include 58,125 options which were originally granted outside of the Stock Option Plan.

     At December 31, 1996, and 1995, vested options to purchase 477,522 and 326,040 shares, respectively, were unexercised. Vested options are those options in respect of which the Company's right of re-purchase has expired. The weighted average price for the respective vested options were $3.21 and $2.26.

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

     COMMON STOCK RESERVED:

     At December 31, 1996, the Company had reserved the following shares of common stock:

     Employee Stock Purchase Plan           40,362
     Warrants                               33,534
     Option Plan                         1,543,910
                                        ------------
                                         1,617,806
                                        ------------
                                        ------------

                                   CONDUCTUS, INC.
                       NOTES TO FINANCIAL STATEMENTS, continued

13.  STOCKHOLDERS' EQUITY, continued

     STOCK BASED COMPENSATION PLANS - VALUATION:

     The following table summarizes information with respect to stock options outstanding at December 31, 1996:


                                                       Options Outstanding                          Options Exercisable
                                     -----------------------------------------------------    -------------------------------
                                                                             Weighted                              Weighted
                                        Number       Weighted Average        Average              Number           Average
       Range of                       Outstanding       Remaining            Exercise           Exercisable        Exercise
       Exercise Prices                at 12/31/96  Contractual Life (Years)   Price             at 12/31/96         Price
    --------------------------------------------------------------------------------------    -------------------------------
      $0.16     -   $ 0.88              234,563            4.84               $0.55              234,563           $ 0.55
       4.38     -     6.00              624,885            7.70                5.21              624,885             5.21
       6.13     -     9.25              278,984            9.56                7.71              278,984             7.71
       9.38     -    15.25              246,750            9.34               11.64              246,750            11.64
       -------------------            ---------            ----               -----            ---------           ------
       0.16     -   $15.25            1,385,182            7.88               $6.07            1,385,182           $ 6.07
       -------------------            ---------            ----               -----            ---------           ------
       -------------------            ---------            ----               -----            ---------           ------

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

                                          1996               1995
                                   -----------------   -----------------
                                   GROUP A   GROUP B   GROUP A   GROUP B
                                  --------- --------  --------- ---------
    Risk-free Interest Rates       6.13%     5.50%     6.38%     5.60%
    Expected Life                  4.9 years 6 months  4.9 years 6 months
    Volatility                     0.76      0.76      0.76      0.76
    Dividend Yield                 ---       ---       ---       ---

    The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all employees, Officers and Directors. Group B are for the employees with purchase rights under the Employee Stock Purchase Plan.

    The weighted average fair value of those options granted in 1996 and 1995 was $6.19 and $3.64, respectively. The respective weighted average fair value of those purchase rights granted in 1996 and 1995 was $3.47 and $2.21.

    Had compensation cost for these plans been determined based on fair value of the options at the grant date in 1996 and 1995 consistent with the provisions of SFAS No. 123 the Company's net loss and net loss per share would have been as follows:

                                           1996             1995
                                       ------------   ------------
    Net Loss       - As reported       $(5,004,000)   $(4,422,000)
                   - Pro forma         $(6,057,000)   $(4,917,000)

    Loss per share - As reported       $     (0.80)        $(0.80)
                   - Pro forma         $     (0.97)        $(0.89)

    The above pro forma effects may not be representative of the effects on reported net income for future years as the pro forma numbers presented do not take into account the effect of equity grants made prior to 1995 or additional future grants.

    On March 8, 1996 the Company issued warrants to acquire 15,000 shares of common stock at a price of

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

15.  INCOME TAXES:

     The components of deferred tax assets are as follows:

                                                          DECEMBER 31,
                                               ------------------------------
                                                       1996          1995
                                               --------------   -------------
     Property and equipment, principally
       due to differences in depreciation       $    327,000    $   332,000
     Other accrued liabilities                       519,000        101,000
     Capitalized research and
       development expense                           882,000        805,000
     Net operating loss carry forward              9,190,000      6,157,000
     Valuation allowance                         (10,918,000)    (7,395,000)
                                               --------------   -------------
     Net deferred tax asset                     $         --    $        --
                                               --------------   -------------
                                               --------------   -------------

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

     The Company's export revenues are all denominated in U.S. dollars and are summarized as follows:


                              1996           1995           1994
                         -------------  -------------   -------------
     Japan                 $1,560,000    $ 1,172,000      $732,000
     Rest of the world        433,385        256,000       265,000
                         -------------  -------------   -------------
                           $1,993,385    $ 1,428,000      $997,000
                         -------------  -------------   -------------
                         -------------  -------------   -------------

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



COOPERS & LYBRAND L.L.P

San Jose, California
February 7, 1997

                                                                  SCHEDULE II

                                   CONDUCTUS, INC.
                          VALUATION AND QUALIFYING ACCOUNTS



Column A                            Column B      Column C                     Column D      Column E
                                    Balance at    Charged to     Charged to                  Balance
                                    Beginning     Cost and       Other                       at End
Description                         of Period     Expenses       Accounts      Deductions    Of Period
Year ended December 31, 1994:
Allowance for doubtful accounts     $50,000        $    --        $    --        $    --       $50,000
Allowance for excess and
   obsolete inventory               $    --        $61,000        $    --        $    --       $61,000

Year ended December 31, 1995:
Allowance for doubtful accounts     $50,000        $    --        $    --        $    --       $50,000
Allowance for excess and
   obsolete inventory               $61,000        $20,000        $    --        $    --       $81,000

Year ended December 31, 1996:
Allowance for doubtful accounts     $50,000        $    --        $    --        $    --       $50,000
Allowance for excess and
   obsolete inventory               $81,000        $    --        $    --        $    --       $81,000