Form 10-Q
period 1997-03-28
CONDUCTUS INC
filed 1997-05-12
CIK 884621

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED MARCH 28, 1997 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915

                                   CONDUCTUS, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                               77-0162388
-----------------------------------------------------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or organization)              Identification No.)

     969 W. Maude Avenue, Sunnyvale California                  94086
-----------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

                                    (408) 523-9950
-----------------------------------------------------------------------------
                 (Registrants Telephone Number, including area code)

                                    Not Applicable
-----------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes X  No
                                       ---   ---


Common shares outstanding at April 30, 1997:  6,855,208

                                     Total pages: 16
                                     Index to Exhibits to be found on page 14

                                   CONDUCTUS, INC.
                                        Index

PART I:    FINANCIAL INFORMATION                            PAGE
           ---------------------                            ----
           ITEM 1  FINANCIAL STATEMENTS
                   Condensed Balance Sheets at March 31, 1997
                    and December 31, 1996                      3
                   Statements of Operations
                    for the Three Months Ended
                    March 31, 1997 and 1996                    4
                   Statements of Cash Flows
                    for the Three Months Ended
                    March 31, 1997 and 1996                    5
                   Notes to Financial Statements               6

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS.                              9


PART II:   OTHER INFORMATION

           ITEM 1:   LEGAL PROCEEDINGS                       12
           ITEM 2:   CHANGES IN SECURITIES                   12
           ITEM 3:   DEFAULTS UPON SENIOR SECURITIES         12
           ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                       12
           ITEM 5:   OTHER INFORMATION                       12
           ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K        12

Signatures                                                   13

Exhibit Index                                                14

Exhibits......  Statements of Computation of Loss Per Share  16

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                           CONDUCTUS, INC.
                      CONDENSED BALANCE SHEETS


                                                   MARCH 31,         DECEMBER 31,
                                                     1997               1996
                                               -----------------   ----------------
                               ASSETS             (UNAUDITED)
Current assets:
    Cash and cash equivalents                     $ 1,333,468         $ 1,119,991
    Short-term investments                          5,597,981           6,516,401
    Accounts receivable, net                        2,808,814           3,756,586
    Inventories                                     1,439,881           1,220,873
    Prepaid expenses and other assets                 513,895             397,556
                                               -----------------   ----------------
     Total current assets                          11,694,039          13,011,407
Property and equipment, net                         2,980,786           2,941,685
Other assets                                          122,763             127,763
                                               -----------------   ----------------
     Total assets                                 $14,797,588         $16,080,855
                                               -----------------   ----------------
                                               -----------------   ----------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt             $ 1,185,618         $1,119,330
    Accounts payable                                1,954,466          1,710,762
    Other accrued liabilities                         788,425          1,045,916
                                               -----------------   ----------------
     Total current liabilities                      3,928,509          3,876,008
Long-term debt, net of current portion                891,435          1,021,781
                                               -----------------   ----------------
     Total liabilities                              4,819,944          4,897,789
                                               -----------------   ----------------
Stockholders' equity:
    Common stock                                          701                683
    Additional paid-in capital                     40,566,151         40,405,381
    Unrealized gain on investments, net                   655              3,808
    Accumulated deficit                           (30,589,863)       (29,226,806)
                                               -----------------   ----------------
     Total stockholders' equity                     9,977,644         11,183,066
                                               -----------------   ----------------
      Total liabilities and stockholders'
       equity                                     $14,797,588        $16,080,855
                                               -----------------   ----------------
                                               -----------------   ----------------



                              See accompanying notes.

                        CONDUCTUS, INC.

                   STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                  ------------------------------
                                                     MARCH 31,      MARCH 31,
                                                        1997          1996
                                                  --------------- --------------
Revenues:
    Contract                                       $  2,272,586   $  2,213,762
    Product sales                                       867,044        397,497
                                                  --------------- --------------
         Total revenue                                3,139,630      2,611,259

Costs and  expenses:
    Cost of product sales                               435,073        256,300
    Research and development                          2,977,954      2,743,131
    Selling, general and administrative               1,125,359      1,006,518
                                                  --------------- --------------
         Total costs and expenses                     4,538,386      4,005,949
                                                  --------------- --------------
         Loss from operations                        (1,398,756)    (1,394,690)

Interest income                                          96,715         27,329
Other income (expense)                                   (4,079)        24,521
Interest expense                                        (56,936)       (36,286)
                                                  --------------- --------------
    Net loss                                      $  (1,363,056) $  (1,379,126)
                                                  --------------- --------------
                                                  --------------- --------------
Net loss per common share                         $       (0.20) $       (0.24)
                                                  --------------- --------------
                                                  --------------- --------------
Shares used in computing per share amounts            6,841,013      5,707,736
                                                  --------------- --------------
                                                  --------------- --------------


                        See accompanying notes.

                                CONDUCTUS, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED
                                                           ----------------------------
                                                             MARCH 31,       MARCH 31,
                                                               1997            1996
                                                           --------------  ------------
Cash flows from operating activities:
    Net loss                                                $(1,363,056) $  (1,379,126)
    Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation and amortization                          225,796        245,592
         (Increase) decrease in:
              Accounts receivable                               947,772        283,585
              Inventories                                      (219,008)      (290,010)
              Prepaid expenses and other current assets
                                                               (116,339)       134,249
              Other assets                                        1,319         (2,260)
         Decrease in:
              Accounts payable and other accrued liabilities    (13,787)       (52,995)
                                                           --------------  ------------
                 Net cash used in operating activities         (537,303)    (1,060,965)
                                                           --------------  ------------
Cash flows from investing activities:
    Proceeds from sales of short-term investments            11,599,336      4,132,703
    Purchases of short-term investments                     (10,684,069)    (2,780,267)
    Acquisition of property and equipment                      (252,216)      (252,258)
    Proceeds from sales of assets                                               29,196
                                                           --------------  ------------
                 Net cash provided by investing
                   activities                                   663,051      1,129,374
                                                           --------------  ------------
Cash flows from financing activities:
    Proceeds from borrowings                                    207,573        405,620
    Net proceeds from issuance of common stock                  151,787         34,443
    Principal payments on long-term debt                       (271,631)      (171,934)
    Principal payments under capital lease obligations                         (26,645)
                                                           --------------  ------------
                 Net cash provided by financing
                   activities                                    87,729        241,484
                                                           --------------  ------------
                   Net increase in cash and cash
                        equivalents                             213,477        309,893
Cash and cash equivalents at beginning of period              1,119,991        272,410
                                                           --------------  ------------
Cash and cash equivalents at end of period                 $  1,333,468      $ 582,303
                                                           --------------  ------------
                                                           --------------  ------------



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

    UNAUDITED INTERIM FINANCIAL INFORMATION:

    The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.  INVESTMENTS

    Investments are summarized below:

                                         March 31, 1997             December 31, 1996
                                    --------------------------  --------------------------
                                        Cost         Market        Cost           Market
                                        Basis        Basis         Basis          Value
                                    --------------------------  --------------------------
    Debt securities:
         Corporate bonds             $2,359,442    $2,356,504    $2,356,259    $2,359,453
         Preferred bonds              1,000,000     1,000,000     2,000,000     2,000,000
         Commercial paper             2,163,512     2,167,105     2,078,596     2,079,210
         Accrued interest                28,127        28,127        59,193        59,193
         Other                           46,245        46,245        18,545        18,545
                                    ------------------------------------------------------
                                      5,597,326     5,597,981     6,512,593     6,516,401
    Allowance for unrealized gain           655            --         3,808            --
                                    ------------------------------------------------------
         Total                       $5,597,981    $5,597,981    $6,516,401    $6,516,401
                                    ------------------------------------------------------
                                    ------------------------------------------------------


3.  INVENTORIES:

         Inventories, net of reserves at March 31, 1997 and December 31, 1996 of $104,000 and $81,000, respectively, comprise:

                                 March 31, 1997        December 31, 1996
                               ------------------   ----------------------
    Raw materials                 $  415,130             $  393,464
    Work in process                  950,083                728,603
    Finished goods                    74,668                 98,806
                               ------------------   ----------------
                                  $1,439,881             $1,220,873
                               ------------------   ----------------
                               ------------------   ----------------


4.  LONG TERM DEBT:

         In December 1996, the Company obtained a $1,000,000 credit facility with a financial institution primarily to finance costs associated with the acquisition of equipment.
    Borrowings are at the bank's prime rate plus 1.0% (9.5% at March 31, 1997) with interest paid monthly, and are collateralized by the related equipment. Principal installments commence July 31, 1997 for a thirty month period. At March 31, 1997, approximately $622,000 was available under the credit facility.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K AT AND FOR THE YEAR ENDED DECEMBER 31, 1996 AND IN THE FINAL PROSPECTUS DATED JUNE 26, 1996 INCLUDED AS PART OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-3815). THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-Q.

Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the communications, healthcare and instrumentation markets. As of March 31, 1997, Conductus had accumulated losses of approximately $30,590,000 and expects to incur additional losses at least through 1997 due to the Company's planned expansion of operations. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

The Company's total revenues increased to $3,140,000 for the first quarter of 1997, a 20% increase over the $2,611,000 for the same period in 1996. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts increased to $2,273,000 in the period from $2,214,000 in the same period in the prior year and represented 72% and 85% of total revenue for the periods, respectively. At March 31, 1997, Conductus had a backlog of $2,775,000 under existing U.S. government contracts, most of which is to be performed in the next 12 months, and $8,368,000 in awards from U.S. government agencies for which such agencies had not yet entered into research contracts with the Company. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

Revenues from sales of large-scale superconducting magnetic systems, SQUIDs, HTS thin films and other products increased to $867,000 in the first quarter of 1997, a 118% increase over the $397,000 of product sales in same period in the prior year. This increase is primarily related to increased sales of superconducting sensors. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

Cost of product sales increased to $435,000 for the first quarter of 1997, a 70% increase over the $256,000 for the same period in 1996. The increase in cost of product sales was directly related to increased product sales. Gross margins increased to 50% in the first quarter of 1997 from 36% in the prior year. The increase reflects changes in commercial product mix for the first quarter of 1997. Large systems margins may vary based on options included and may have downward impacts on margins as demonstrated in the prior year. Costs of contract revenues are included in research and development expenses.

Research and development expenses increased to $2,978,000 in the first quarter of 1997, a 9% increase over the $2,743,000 for the same period in 1996. The increase is partly attributable to increased expenditures for the development of commercial products, particularly addressing the wireless markets, cellular and PCS. The contract cost portion increased marginally from period to period as a result of increased contract revenues in the first quarter of 1997 compared to the first quarter of 1996. The Company expects to continue to incur significant research and development expenses as it seeks to market additional products.

Selling, general and administrative expenses increased to $1,125,000 for the first quarter of 1997, a 12% increase over the $1,007,000 for the same period in 1996. These costs increased in 1997 compared to the prior year due to increased sales and marketing, recruiting and manufacturing expenses, as well as consulting costs for business development activities. Headcount increased to 124 at March 31, 1997 from 106 at March 31, 1996.

The Company's total operating expenses increased to $4,538,000 for the first quarter in 1997, a 13% increase over the $4,006,000 for the same period in 1996 for the reasons described above.

Interest income was $97,000 in the first quarter period of 1997 compared to $27,000 during the same period in 1996. Such increase is primarily due to increased cash and investments received in connection with the Company's financing activities in 1996. Interest charges increased on the Company's debt financing to approximately $57,000 in the first quarter of 1997 compared to $36,000 for the same period in 1996, due to purchases of capital equipment.

The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June of 1996, $14,645,000 raised in private placement financings, $35,279,000 from U.S. government contracts, $5,854,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loans and $3,516,000 in interest income. As of March 31, 1997, the Company's aggregate cash, cash equivalents and short-term investments totaled $6,931,000.

Net cash used in operations was $537,000 for the first quarter period of 1997 as compared to $1,061,000 for the same period in 1996. The decrease in net cash used in operating activities in the first quarter of 1997 from the same quarter of the prior year was primarily due to continued operating losses, as well as by the offset of significant decreases in accounts receivables by increases in current liabilities and inventory. The Company anticipates that its accounts receivable from revenues under U.S. government contracts and product sales, as well as inventories, may increase during 1997. Such increases will result in the use of additional cash in operating activities.

Net cash from investing activities was $663,000 for the first quarter of 1997 compared to $1,129,000 for the first quarter of 1996. During both quarters, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment.

Net cash from financing activities was $88,000 for the first quarter of 1997 compared to net cash used in financing activities of $241,000 in the first quarter of prior year. Net cash provided by financing activities in the first quarter of 1997 were primarily due to borrowings under the Company's equipment term loan and proceeds from insuance of common stock offset by principal payments under long term debt.

The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use approximately $1.0M of cash to support its current manufacturing and equipment requirements in 1997. The actual amount of the Company's future capital requirements will depend on many factors that affects its business. Conductus anticipates that its existing available cash should be adequate to fund the Company's operations at least through 1997. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

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

                                        CONDUCTUS, INC
                                        Registrant


Dated May 12, 1997                     /S/ William J. Tamblyn
                                       -------------------------------------
                                           William J. Tamblyn
                                           Chief Financial Officer and
                                           Duly Authorized Officer


                                        /S/ Charles E. Shalvoy
                                       -------------------------------------
                                            Charles E. Shalvoy
                                            President and Chief Executive
                                            Officer and Duly Authorized Officer

                                   CONDUCTUS, INC.
                                    EXHIBIT INDEX


EXHIBIT    DESCRIPTION
NUMBER
2.1(1)     Stock Exchange Agreement dated as of May 28, 1993 between the
           Registrant and Tristan Technologies, Inc. ("Tristan").
3.3(2)     Restated Certificate of Incorporation.
3.5(1)     Restated Bylaws of Registrant.
4.2(1)     Warrant dated December 1, 1988 by the Registrant in favor of Comdisco,
           Inc.("Comdisco").
4.7(1)     Warrant dated January 5, 1993 by the Registrant in favor of Comdisco.
10.1(1)    Second Amended and Restated Registration Rights Agreement dated
           June 3, 1993.
10.2(1)    Form of Modification Agreement to be entered into among the Registrant and certain of its warrantholders.
10.3(1)+   Coordinated Research Program Agreement dated October 14, 1988 and
           Amendment dated May 26, 1991 between the Registrant and
           Hewlett-Packard Company ("H-P"), as amended by the Agreement Between
           Registrant and Hewlett-Packard Company dated June 2, 1993.
10.4(1)+   Consortium for Superconducting Electronics Participation Agreement
           dated October 20, 1989 and Supplemental Agreement dated October 21,
           1991 among the Registrant, American Telephone and Telegraph Company,
           International Business Machines Incorporated, MIT-Lincoln Laboratory
           and Massachusetts Institute of Technology.
10.5(1)    Cooperation Agreement dated March 2, 1992 between the Registrant and
           TRW, Inc.
10.7(1)    Collaborative Research Agreement among the Registrant, TRW, H-P,
           Stanford University and University of California, Berkeley.
10.7.1(4)+ Joint Development and Licensing Agreement dated August 31, 1994 between the Registrant and Varian.
10.7.2(6)  Joint Development Agreement dated December 14, 1995 between the
           Registrant and Siemens Aktiengesellschaft Medical Engineering Group.
10.7.3(6)+ Superconducting Filter Technology Joint Development Agreement
           dated April 25, 1996 between the Registrant and Lucent Technologies Inc.
10.7.4(7)  Collaboration Agreement between Registrant and CTI and Agreement for
           Joint Development Project for Cryogenic Interconnect Package for NMR Probe
           between Registrant and CTI, both dated September 19, 1995.
10.7.5(7)  High Temperature  Superconductor Thin-Film Manufacturing Alliance
           Agreement among Registrant, Superconductor Technologies, Inc., Stanford
           University, Georgia Research Corporation, Microelectronic Control and
           Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November
           17, 1995.
10.8(1)    Master Equipment Lease Agreement dated November 18, 1988 between the
           Registrant and Comdisco, as amended to date.
10.16(1)   Lease Agreement and Letter Agreement dated February 13, 1989 between the Registrant and Mozart-McKee Limited Partnership for part of the
           Sunnyvale facilities.
10.17(1)   Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee
           Limited Partnership for part of the Sunnyvale facilities.
10.18(1)   Standard Industrial Lease between Tristan and GWR Instruments, Inc.
           dated September 10, 1991.
10.19(1)   1992 Stock Option/Stock Purchase Plan.
10.20(1)   Amended 1989 Stock Option Plan.
10.21(1)   1987 Stock Option Plan.
10.22(1)   Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.23(2)   Exclusive Distributor Agreement between Registrant and Niki Glass Co.,
           Ltd. dated as of February 2, 1994.
10.24(4)   Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee
           Limited Partnership for Sunnyvale facilities.
10.25(4)   Business Loan Agreement dated August 15, 1994 between Registrant and
           Silicon Valley Bank for working capital credit facility and term loan facility.





10.26(4)   Employment Agreement dated May 3, 1994 between Registrant and Mr.
           Charles E. Shalvoy.
10.28(3)   Conductus, Inc. 1994 Employee Stock Purchase Plan.
10.29(5)   Business Loan Agreement dated March 8, 1996 between Registrant and
           Silicon Valley Bank for working capital credit facility and term loan facility.
10.30(8)   Business Loan Agreement dated December 27, 1996 between Registrant and
           Silicon Valley Bank for working capital credit facility and term loan facility.
11.1       Statements of computation of loss per share.
21.1(1)    Subsidiary of the Registrant.
23.1       Consent of Independent Accountants.
24.1       Power of Attorney.
27.1       Financial Data Schedule


(1) Incorporated herein by reference from the same numbered exhibits filed with the Company's Registration Statement on Form S-1 (Number 33-64020), as amended.
(2) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1993 Annual Report on Form 10-K.
(3) Incorporated herein by reference from exhibit number 99.1 to the Company's
    Registration Statement on a Form S-8 filed with the SEC Commission on August 5, 1994.
(4) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1994 Annual Report on Form 10-K.
(5) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1995 Annual Report on Form 10K.
(6) Incorporated herein by reference from the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (Number 333-3815), as amended, on May 10, 1996.
(7) Incorporated herein by reference from the same numbered exhibit filed with Amendment No. 2 to the company's Registration Statement on Form S-1 (Number
    333-3815) on June 17, 1996.
(8) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1996 Annual Report on Form 10K.
+ Confidential treatment granted or requested as to certain portions of these exhibits.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

(c) Exhibits
    See responses to Item 14(a)(3) above.

(d) Financial Statement Schedules
    None required, except as indicated in response to Item 14(a)(2) above.


                                        -15-