Form 10-Q
period 1997-06-30
CONDUCTUS INC
filed 1997-08-11
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(MARK ONE)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -   EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915

                               CONDUCTUS, INC.
           (Exact name of registrant as specified in its charter)

     Delaware                                              77-0162388
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     Incorporation or organization)                      Identification No.)

     969 W. Maude Avenue, Sunnyvale California              94086
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)


                              (408) 523-9950
--------------------------------------------------------------------------------
             (Registrants Telephone Number, including area code)


                               Not Applicable
--------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   Yes  X  No
                                                   -----  ------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at August 4, 1997:  6,898,117

                                       Total pages: 20
                                       Index to Exhibits to be found on page 19

                                 CONDUCTUS, INC.
                                      Index

PART I:       FINANCIAL INFORMATION                                         PAGE
              ---------------------                                         ----

              ITEM 1    FINANCIAL STATEMENTS
                        Condensed Balance Sheets at June 30, 1997
                          and December 31, 1996                               3
                        Condensed Statements of Operations
                          for the Three and Six Months Ended
                          June 30, 1997 and 1996                              4
                        Condensed Statements of Cash Flows
                          for the Six Months Ended
                          June 30, 1997 and 1996                              5
                        Notes to Financial Statements                         6

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS.                                      9


PART II:      OTHER INFORMATION
              -----------------

              ITEM 1:   LEGAL PROCEEDINGS                                    14
              ITEM 2:   CHANGES IN SECURITIES                                14
              ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                      14
              ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS                                              15
              ITEM 5:   OTHER INFORMATION                                    17
              ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                     17

Signatures                                                                   18

Exhibit Index                                                                19

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                                 CONDUCTUS, INC.
                             CONDENSED BALANCE SHEETS

                                                June 30,      December 31,
                                                  1997            1996
                                               -----------    ------------
                                               (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                $   787,446    $  1,119,991
     Short-term investments                     4,054,385       6,516,401
     Accounts receivable, net                   3,088,658       3,756,586
     Inventory                                  1,066,153       1,220,873
     Prepaid and other assets                     293,163         397,556
                                              -----------    ------------
          Total current assets                  9,289,805      13,011,407
     Property, plant and equipment, net         2,926,303       2,941,685
     Other assets                                 117,762         127,763
                                              -----------    ------------
          Total assets                        $12,333,870    $ 16,080,855
                                              -----------    ------------
                                              -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt       $  1,173,857    $  1,119,330
     Accounts payable                           1,475,767       1,710,762
     Other accrued liabilities                  1,231,081       1,045,916
                                              -----------    ------------
          Total current liabilities             3,880,705       3,876,008
Long-term debt, net of current portion            834,124       1,021,781
                                              -----------    ------------
          Total liabilities                     4,714,829       4,897,789

Stockholders equity:
     Common stock                                     703             683
     Additional paid-in capital                40,597,448      40,405,381
     Unrealized gain on investments, net              326           3,808
     Accumulated deficit                      (32,979,436)    (29,226,806)
                                              -----------    ------------
          Total stockholders' equity            7,619,041      11,183,066
                                              -----------    ------------
Total liabilities and stockholders' equity    $12,333,870    $ 16,080,855
                                              -----------    ------------
                                              -----------    ------------

                              See accompanying notes.

                                  CONDUCTUS, INC.
                         CONDENSED STATEMENT OF OPERATIONS
                                    (Unaudited)

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                   1997            1996             1997             1996
                                                ----------     -----------        --------         --------
Revenues:
   Contract                                  $  1,836,928    $  2,406,751     $  4,110,898     $  4,620,513
   Product                                        648,385         604,095        1,514,045        1,001,592
                                             ------------    ------------     ------------     ------------
           Total revenues                       2,485,313       3,010,846        5,624,943        5,622,105
                                             ------------    ------------     ------------     ------------

Operating expenses:
   Cost of product                                845,973         407,384        1,281,046          663,684
   Research and Development                     2,898,263       2,970,733        5,876,217        5,713,863
   Selling, general and administrative          1,020,652         951,194        2,146,011        1,957,712
   Writedown of property, plant & equipment       100,000                          100,000
                                             ------------    ------------     ------------     ------------
           Total operating expenses             4,864,888       4,329,311        9,403,274        8,335,259
                                             ------------    ------------     ------------     ------------

           Loss from operations                (2,379,575)     (1,318,465)      (3,778,331)      (2,713,154)

Interest income                                    79,438          22,014          176,153           49,341
Other income (expense)                            (21,314)            321          (25,393)          24,842
Interest expense                                  (68,123)        (50,392)        (125,059)         (86,678)
                                             ------------    ------------     ------------     ------------
           Net loss                          $ (2,389,574)   $ (1,346,522)    $ (3,752,630)    $ (2,725,649)
                                             ------------    ------------     ------------     ------------
                                             ------------    ------------     ------------     ------------

Net loss per common share                    $      (0.35)   $      (0.23)    $      (0.55)    $      (0.48)
                                             ------------    ------------     ------------     ------------
                                             ------------    ------------     ------------     ------------

Shares used in computing per share amounts      6,864,000       5,749,000        6,853,000        5,728,000
                                             ------------    ------------     ------------     ------------
                                             ------------    ------------     ------------     ------------


                               See accompanying notes.

                                  CONDUCTUS, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                                     (UNAUDITED)



                                                               FOR THE SIX MONTHS ENDED
                                                           -------------------------------
                                                             JUNE 30,           JUNE 30,
                                                               1997               1996
                                                           ------------       ------------
Cash flows from operating activities:
 Net loss                                                  $ (3,752,630)      $ (2,725,649)
 Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                              430,796            504,425
     Writedown of property, plant, and equipment                100,000
      (Increase) decrease in:
         Accounts receivable                                    667,928             80,180
         Inventory                                              154,720           (455,339)
         Prepaid expenses and other current assets              104,393            110,736
         Other assets                                            10,001             (2,261)
      Increase, (decrease) in:
         Accounts payable and other accrued liabilities         (49,830)           513,853
                                                           ------------       ------------
             Net cash used in operating activities           (2,334,622)        (1,974,055)
                                                           ------------       ------------

Cash flows from investing activities:
 Proceeds from sales of short-term investments               19,924,912          5,394,351
 Purchases of short-term investments                        (17,466,378)        (3,564,255)
 Acquisition of property and equipment                         (515,414)          (627,653)
 Proceeds from sales of assets                                                      29,196
                                                           ------------       ------------
             Net cash provided by investing activities        1,943,120          1,231,639
                                                           ------------       ------------


Cash flows from financing activities:
 Proceeds from borrowings                                       410,133            706,657
 Net proceeds from issuance of common stock                     192,087            250,451
 Principal payments on long-term debt                          (543,263)           (31,394)
 Principal payments under capital lease obligations                               (343,868)
                                                           ------------       ------------
             Net cash provided by financing activities           58,957            581,846
                                                           ------------       ------------


                    Net decrease in cash and cash
                             equivalents                       (332,545)          (160,570)
Cash and cash equivalents at beginning of period              1,119,991            272,410
                                                           ------------       ------------
Cash and cash equivalents at end of period                 $    787,446       $    111,840
                                                           ------------       ------------
                                                           ------------       ------------

                              See accompanying notes.

CONDUCTUS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     FISCAL YEAR:

          The Company uses a 52-53 week fiscal year ending on the last Friday of the year. For convenience of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of each applicable period.

     UNAUDITED INTERIM FINANCIAL INFORMATION:

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The
     December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     RECENT PRONOUNCEMENTS:

          During February of 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128) "Earnings Per Share", and in March issued Statement No. 129 (SFAS 129) "Disclosures of Information about Capital Structure", both of which specify the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 and SFAS 129 will become effective for the first quarter of fiscal 1998.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 will become effective for the Company's 1998 fiscal year.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Other Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments includes profit and loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 will become effective for the Company's 1998 fiscal year.

          The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

2.   INVESTMENTS:

          Investments are summarized below:

                                       June 30, 1997          December 31, 1996
                                  ----------------------  ----------------------
                                      Cost      Market        Cost       Market
                                     Basis      Value        Basis       Value
                                  ----------------------  ----------------------
   Debt securities:
          Corporate bonds         $1,351,182  $1,351,508  $2,356,259  $2,359,453
          Preferred bonds          2,600,000   2,600,000   2,000,000   2,000,000
          Commercial paper                 0           0   2,078,596   2,079,210
          Accrued interest            38,333      38,333      59,193      59,193
          Other                       64,544      64,544      18,545      18,545
                                  ----------------------------------------------
   Total                           4,054,059   4,054,385   6,512,593   6,516,401
   Allowance for unrealized gain         326           -      3,808            -
                                  ----------------------------------------------
   Total                          $4,054,385  $4,054,385  $6,516,401  $6,516,401
                                  ----------------------------------------------
                                  ----------------------------------------------

3.   INVENTORIES:

          Inventories net of reserves of $404,000 at June 30, 1997 and $81,000 at December 31, 1996 comprise:

                                 June 30, 1997       December 31, 1996
                                 -------------       -----------------

   Raw materials                  $  358,524           $  393,464
   Work in process                   592,359              728,603
   Finished goods                    115,270               98,806
                                  ----------           ----------
                                  $1,066,153           $1,220,873
                                  ----------           ----------
                                  ----------           ----------

4.   LONG TERM DEBT:

          The Company has term loan credit facilities with a financial institution primarily to finance costs associated with the acquisition of equipment. Borrowings are at the bank's prime rate plus 1.0% (9.5% at June 30, 1997) with interest paid monthly, and are collateralized by the related equipment. Principal installments are scheduled over a thirty month period. At June 30, 1997, approximately $400,000 was available until September 30, 1997, under that credit facility.
     In addition, the Company has a line of credit facility that provides for borrowings up to the lesser of $1,000,000 or 75% of eligible receivables. Borrowings under this agreement bear interest at the bank's prime rate plus 1%, and are collateralized by accounts receivable, equipment and other assets of the Company. At June 30, 1997, there were no borrowings under this facility. The Company received a waiver in August 1997 from the institution with respect to default that occurred in the second quarter of fiscal 1997 on certain financial covenants, due to the events described in Note 5.

5.   ASSET WRITEDOWN:

          In connection with the decision to dispose of most of the assets of its Instrument and Systems Division, the Company has recorded a $500,000 charge in the second quarter of 1997 to writedown certain receivables ($100,000), inventories ($300,000), and property, plant, and equipment ($100,000) of the division to estimated net realizable value.

6.   SUBSEQUENT EVENT:

          On August 4, 1997, the Company completed the sale of its NMR product line to Bruker Instruments, Inc. for cash and future payments based on sales of Bruker products incorporating this technology.

ITEM 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10K AT AND FOR THE YEAR ENDED DECEMBER 31, 1996 AND IN THE FINAL PROSPECTUS DATED JUNE 26, 1996 INCLUDED AS PART OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (NO. 333-3815). THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS PROSPECTUS.

OVERVIEW

          Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the communications and healthcare markets. In June 1994, Tristan became the Conductus
     Instrument and Systems division. As of June 30, 1997, Conductus had accumulated losses of $32,979,436 and expects to incur additional losses at least during 1997 due to the Company's planned expansion of operations. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs. In the second quarter of 1997, Conductus decided to sell its San Diego based Instrument and Systems division that designs, manufactures, and sells large-scale magnetic sensing systems and instrumentation. In July 1997, Conductus sold its NMR product line.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

          The Company's total revenues decreased to $2,485,000 for the second quarter of 1997, a 17% decrease over the $3,011,000 for the same period in 1996. For the six month period ended June 30, 1997, total revenues of $5,625,000 were flat compared to the same period in the prior year.
     Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts decreased to $1,837,000 for the second quarter of 1997 from $2,407,000 in the same period in the prior year and represented 74% and 80% of total revenue for the periods, respectively. The decrease was due to the completion of several contracts during 1997.
      For the six months ended June 30, 1997, contract revenue was $4,111,000 a decrease of $510,000, or 11% compared to the prior year period, and represented 73% and 82% of total revenue respectively. This decrease was also due to the completion of several contracts. At June 30, 1997, Conductus had a backlog of $1,787,000 under existing U. S. Government contracts, most of which is to be performed in the next 12 months, and $7,595,000 in awards from U. S. Government agencies for which such agencies had not yet entered into research contracts with the Company. The Company does not anticipate that contract revenues for the third and fourth quarters of 1997 will exceed those of the second quarter of 1997 although there can be no assurance as to the level of contract revenue in any future period. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

          Product revenues increased to $648,000 in the second quarter of 1997, a 7% increase over the $604,000 of product sales in same period in the prior year. The increase in product revenues came primarily from shipments of magnetic sensor products but was partially offset by decreased sales of instrumentation products. For the six months ended June 30, 1997, product revenues were $1,514,000, an increase of $512,000 or 51% from the prior year period, due primarily to increased sales of superconducting sensors in the first quarter of 1997. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

          Cost of product sales increased to $846,000 for the second quarter of 1997, a 108% increase over the same period in 1996. The increase in cost of product sales was related to increased product sales but primarily to increased costs related to a $300,000 inventory writedown at the Instruments and Systems division and higher manufacturing costs for products produced by the Instrument and Systems division during the second quarter of 1997. Gross margins decreased to (30)% in the second quarter of 1997 from 33% in the prior year. The reduction reflects changes in commercial product mix for both quarters but also the increased costs incurred at the Instruments and Systems division referred to above. For the six months ended June 30, 1997, cost of product sales was $1,281,000, an increase of $617,000 or 93% over the same period in 1996. Gross margins were 15% and 34% respectively. The increased cost of product sales and lower gross margins were related to increased product sales, inventory writedown, and higher manufacturing costs discussed above. Margins are expected to improve to the extent unit volumes increase. Costs of contract revenues are included in research and development expenses.

          Research and development expenses decreased to $2,898,000 in the second quarter of 1997, a 2% decrease from the $2,971,000 for the same period in 1996. The decrease is partly attributable to decreased headcount and expenditures for the Instruments and Systems and NMR product lines, partially offset by increases in headcount and expenditures for the wireless product areas. For the six months ended June 30, 1997, research and development expenses were $5,876,000, increased $162,000 or 3% from the same period in 1996. This increase was primarily due to increased spending in the first quarter of 1997 in the wireless product development area. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

          Selling, general and administrative expenses increased to $1,021,000 for the second quarter period of 1997, a 7% increase over the same period in 1996. These expenses increased in 1997 compared to the prior year primarily due to a $100,000 writedown of receivables in the Instrument and Systems division and increased recruiting, sales and marketing activity. For the six months ended June 30, 1997, selling, general, and administrative expenses were $2,146,000, an increase of $188,000 or 10% from the same period in 1996. This increase was primarily due to increased spending in the first quarter of 1997 for sales and marketing, recruiting, and consulting costs for business development, and the receivable writedown in the second quarter of 1997. Total headcount decreased to 115 at June 30, 1997 from 120 at June 30, 1996 reflecting reductions in personnel in the Instruments and NMR product lines, partially offset by increases in the wireless product areas. As the Company begins to market commercial products, there will be additional sales and marketing costs above those incurred in 1996.

          In connection with the decision to dispose of certain assets of the Instrument and Systems Division, the Company has recorded a $100,000 charge in the second quarter of 1997 to writedown the property, plant, and equipment of the division to estimated net realizable value. (See further discussion below.)

          The Company's total operating expenses increased to $4,865,000 for the second quarter period in 1997, a 12% increase over the $4,329,000 for the same period in 1996 for the reasons described above. For the six months ended June 30, 1997, total operating expenses were $9,403,000, an increase of $1,068,000, or 13% from the same period of the prior year for the reasons described above.

          Interest income was $79,000 in the second quarter period of 1997 compared to $22,000 during the same period in 1996. The increase is due to increased amounts of cash and investments. Interest charges increased on the Company's debt financing to approximately $68,000 in the second quarter period of 1997 compared to $50,000 for the same period in 1996, due to higher borrowings to finance purchases of capital equipment. For the six months ended June 30, 1997, interest income was $176,000, an increase of $127,000 or 257% from the same period in 1996. This increase was primarily due to increased cash and investments resulting from the Company's financing activities in 1996. Interest expense for the first six months of 1997 was $125,000, an increase of $38,000 or 44% from the same period in 1996 due to higher borrowings to finance purchases of capital equipment.

          The Company's loss from operations for the second quarter of 1997 was substantially higher due to much higher than anticipated losses associated with its Instrument and Systems Division. The Company initially planned to sell the entire division to one buyer but is now in the process of selling segments to several different buyers. In the second quarter of 1997, this division incurred a $735,000 loss from operations and a $500,000 asset writedown. The Company anticipates that it will incur additional losses during the quarter ended September 30, 1997 as it completes the disposal of this division.

          The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June of 1996, $14,645,000 raised in private placement financings, $37,116,000 from U.S. government contracts, $5,721,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loans and $3,595,000 in interest income. As of June 30, 1997, the Company's aggregate cash, cash equivalents and short-term investments totaled $4,842,000.

          Net cash used in operations was $2,335,000 for the first six months of 1997 as compared to $1,974,000 for the same period in 1996. The increase in net cash used in operating activities in the first six months of 1997 was primarily due to significantly higher losses from operations, offset partially by decreases in accounts receivable and inventory.
     The Company anticipates that its accounts receivable and inventories may increase during 1997 as a result of increased working capital requirements to support wireless product areas. Such increases will result in the use of additional cash in operating activities.

          Net cash provided by investing activities was $1,943,000 for the first six months of 1997 compared to $1,232,000 for the first six months of 1996. During both periods, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment.

          Net cash provided by financing activities was $59,000 for the first six months of 1997 compared to $582,000 in the first six months of prior year. Net cash provided by financing activities in the first six months of 1997 were primarily due to borrowings under the Company's equipment term loan and proceeds from insuance of common stock offset by increased principal payments required under long term debt agreements.

          The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting product. The actual amount of the Company's future capital requirements will depend on many factors that affect its business. Conductus anticipates that its existing available cash should be adequate to fund the Company's operations at least through 1997. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

          During February of 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128) "Earnings Per Share", and in March issued Statement No. 129 (SFAS 129) "Disclosures of Information about Capital Structure", both of which specify the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 and SFAS 129 will become effective for the first quarter of fiscal 1998.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 will become effective for the Company's 1998 fiscal year.

          In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Other Information". SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the enitiy for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments includes profit and loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 will become effective for the Company's 1998 fiscal year.

          The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2:   CHANGES IN SECURITIES - NOT APPLICABLE.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The Annual Meeting of Stockholders was held on May 22, 1997

          (b) The meeting included the election of the Board of Directors, submitted as Item No.1, whose names are as follows:
               John F. Shoch
               Martin Cooper
               Charles E. Shalvoy
               Robert N. Janowiak
               Martin A. Kaplan

          (c)  Other matters voted upon at the stockholders meeting were:

     Item No. 2, Approval of Amendments to 1992 Stock Option/Stock Issuance
                 Plan;
     Item No. 3, Approval of Amendments to 1994 Employee Stock Purchase Plan; Item No. 4, Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's Independent Accountants for the year ended December 31, 1997.

     Shares of Common Stock voted were as follows:

Item No. 1  (Election of Board of Directors)
                                  Total Vote For           Total Vote Withheld
                                  Each Director            From Each Director
                                  --------------           -------------------
John F. Shoch                       5,661,750                   178,696
Martin Cooper                       5,660,250                   180,196
Charles E. Shalvoy                  5,661,750                   178,696
Robert N. Janowiak                  5,660,412                   180,034
Martin A. Kaplan                    5,660,250                   180,196

                         For            Against       Abstain          No  Vote
                       -------       ------------   -----------       ----------
Item No. 2
(Amendment to
1992 Stock Option/
Stock Issuance
Plan)                 2,634,737          800,447       17,081          2,388,181

Item No. 3
(Amendment to
1994 Employee
Stock Purchase
Plan)                 2,753,836          683,118       15,311          2,388,181

Item No. 4
(Selection of
Independent
Accountants)          5,828,550           4,285         7,611                 --

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

                                       CONDUCTUS, INC.
                                       ---------------
                                       Registrant


Dated:  August 11, 1997                /S/  William J. Tamblyn
                                       -----------------------------------------
                                       William J. Tamblyn
                                       Chief Financial Officer and
                                       Duly Authorized Officer


                                       /S/  Charles E. Shalvoy
                                       -----------------------------------------
                                       Charles E. Shalvoy
                                       President and Chief Executive Officer
                                       and Duly Authorized Officer

                                   EXHIBIT INDEX
                                   -------------

                                                                      Sequential
Exhibits                                                             Page Number
--------                                                             -----------

11.01       Statements of Computation of                                  20
                 Loss Per Share