Form 10-Q
period 1997-09-30
CONDUCTUS INC
filed 1997-11-13
CIK 884621

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q
                                      (MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915

                                   CONDUCTUS, INC.
                (Exact name of registrant as specified in its charter)

    Delaware                                                   77-0162388
     (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or organization)                        Identification No.)

     969 W. Maude Avenue, Sunnyvale, California                       94086
     (Address of principal executive offices)                       (Zip Code)

                                    (408) 523-9950
                 (Registrant's Telephone Number, including area code)

                                    Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No ___

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at November 4, 1997: 6,955,400

                                       Total pages: 17
                                       Index to Exhibits to be found on page 16

                                   CONDUCTUS, INC.
                                        Index

PART I:   FINANCIAL INFORMATION                                        PAGE

          ITEM 1.   FINANCIAL STATEMENTS
          Condensed Balance Sheets at September 30, 1997
             and December 31, 1996                                       3
          Condensed Statements of Operations
             for the Three and Nine Months Ended
             September 30, 1997 and 1996                                 4
          Condensed Statements of Cash Flows
             for the Nine Months Ended
             September 30, 1997 and 1996                                 5
          Notes to Financial Statements                                  6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS.                                    9


PART II: OTHER INFORMATION

          ITEM 1:   LEGAL PROCEEDINGS                                   14
          ITEM 2:   CHANGES IN SECURITIES                               14
          ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                     14
          ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                             14
          ITEM 5:   OTHER INFORMATION                                   14
          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                    14

Signatures                                                              15

Exhibit Index                                                           16

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                                 CONDUCTUS, INC.
                             CONDENSED BALANCE SHEETS

                                             September 30,          December 31,
                                                 1997                   1996
                                             -------------          ------------
                                              (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                   $1,076,977            $1,119,991
   Short-term investments                       3,342,971             6,516,401
   Accounts receivable, net                     2,042,900             3,756,586
   Inventories, net                               541,279             1,220,873
   Prepaid and other assets                       313,830               397,556
                                             -------------          ------------
      Total current assets                      7,317,957            13,011,407
   Property, plant and equipment, net           2,824,563             2,941,685
   Other assets                                    87,760               127,763
                                             -------------          ------------
      Total assets                            $10,230,280           $16,080,855
                                             -------------          ------------
                                             -------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt           $1,018,666            $1,119,330
   Accounts payable                             1,400,442             1,710,762
   Other accrued liabilities                      931,850             1,045,916
                                             -------------          ------------
      Total current liabilities                 3,350,958             3,876,008
Long-term debt, net of current portion            652,683             1,021,781
                                             -------------          ------------
   Total liabilities                            4,003,641             4,897,789

Stockholders' equity:
   Common Stock                                       707                   683
   Additional paid-in capital                  40,695,878            40,405,381
   Unrealized gain on investments, net                  0                 3,808
   Accumulated deficit                        (34,469,946)          (29,226,806)
                                             -------------          ------------
      Total stockholders' equity                6,226,639            11,183,066
                                             -------------          ------------
Total liabilities and stockholders' equity    $10,230,280           $16,080,855
                                             -------------          ------------
                                             -------------          ------------


                      See accompanying notes.

                                 CONDUCTUS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                       1997               1996             1997               1996
                                                   ------------       ------------     ------------       ------------
Revenues:
   Contract                                          $1,723,182         $2,468,688       $5,834,080         $7,089,201
   Product                                              148,560            804,355        1,662,605          1,805,947
                                                   ------------       ------------     ------------       ------------
      Total revenues                                  1,871,742          3,273,043        7,496,685          8,895,148
                                                   ------------       ------------     ------------       ------------
Operating expenses:
   Cost of product                                       82,084            552,147        1,363,130          1,215,831
   Research and Development                           2,339,401          3,010,620        8,215,618          8,724,483
   Selling, general and adminstrative                 1,026,167          1,016,553        3,172,178          2,974,267
   Writedown of property, plant & equipment                   0                             100,000                  0
   Gain on product line disposals                       (93,135)                            (93,135)                 0
                                                   ------------       ------------     ------------       ------------
      Total operating expenses                        3,354,517          4,579,320       12,757,791         12,914,581
                                                   ------------       ------------     ------------       ------------
      Loss from operations                           (1,482,775)        (1,306,277)      (5,261,106)        (4,019,433)

Interest income                                          50,828            108,638          226,981            157,981
Other income (expense)                                  (37,835)               200          (63,228)            25,042
Interest expense                                        (20,728)           (46,659)        (145,787)          (133,337)
                                                   ------------       ------------     ------------       ------------
      Net loss                                      $(1,490,510)       $(1,244,098)     $(5,243,140)       $(3,969,747)
                                                   ------------       ------------     ------------       ------------
                                                   ------------       ------------     ------------       ------------
Net loss per common share                                $(0.22)            $(0.18)          $(0.77)            $(0.65)
                                                   ------------       ------------     ------------       ------------
                                                   ------------       ------------     ------------       ------------
Shares used in computing per share amounts (000's)        6,901              6,782            6,853              6,084
                                                   ------------       ------------     ------------       ------------
                                                   ------------       ------------     ------------       ------------

                See accompanying notes.



                              CONDUCTUS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         FOR THE NINE MONTHS ENDED
                                                       ----------------------------
                                                       SEPTEMBER 30    SEPTEMBER 30
                                                           1997            1996
                                                       ------------    ------------
Cash flows from operating activities:
   Net loss                                             $(5,243,140)    $(3,969,747)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                         601,298         759,203
      (Increase) decrease in:
         Accounts receivable                              1,713,686        (504,048)
         Inventories                                        679,594        (636,139)
         Prepaid expenses, other current assets,
           and other assets                                 123,729        (167,327)
      Increase (decrease) in:
         Accounts payable and other accrued liabilities    (424,386)        730,109
                                                       ------------    ------------
           Net cash used in operating activities         (2,549,219)     (3,787,949)
                                                       ------------    ------------
Cash flows from investing activities:
   Proceeds from sales of short-term investments         20,625,154      30,582,373
   Purchases of short-term investments                  (17,455,532)    (35,937,773)
   Acquisition of property and equipment                   (652,910)     (1,048,867)
   Net book value of assets sold                            168,734          29,195

                                                       ------------    ------------
      Net cash provided by investing activities           2,685,446      (6,375,072)
                                                       ------------    ------------
Cash flows from financing activities:
   Proceeds from borrowings                                 410,133       1,064,938
   Net proceeds from issuance of common stock               290,521      10,165,773
   Principal payments on long-term debt                    (879,895)       (656,247)
   Principal payments under capital lease obligations             0         (37,894)
                                                       ------------    ------------
      Net cash used in financing activities                (179,241)     10,536,570

      Net decrease in cash and cash equivalents             (43,014)        373,549

Cash and cash equivalents at beginning of period          1,119,991         272,410
                                                       ------------    ------------
Cash and cash equivalents at end of period              $ 1,076,977        $645,959
                                                       ------------    ------------
                                                       ------------    ------------

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

    UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

2.  INVESTMENTS:

         Investments are summarized below:
                                 SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                 ------------------       -----------------
                                 Cost       Market     Cost           Market
                                 Basis      Value      Basis           Value
                               ---------   --------   ----------     ----------
    Debt securities:
       Corporate bonds          $500,056    $500,056  $2,356,259     $2,359,453
       Preferred bonds                 -          -    2,000,000      2,000,000
       Commercial paper        2,819,316   2,819,316   2,078,596      2,079,210
       Accrued interest            8,408       8,408      59,193         59,193
       Other                      15,191      15,191      18,545         18,545
                               ---------   ---------   ---------     ----------
    Total                      3,342,971   3,342,971   6,512,593      6,516,401
    Allowance for
       unrealized gain                 -          -        3,808              -
                               ---------   --------   ----------     ----------
    Total                     $3,342,971  $3,342,971  $6,516,401     $6,516,401
                               ---------   --------   ----------     ----------
                               ---------   --------   ----------     ----------

3.  INVENTORIES:

    Inventories, net of reserves of $183,845 at September 30, 1997 and $81,000 at December 31, 1996, comprise:
                                     September 30, 1997    December 31, 1996
                                     ------------------    -----------------
    Raw materials                         $   -               $393,464
    Work in process                        541,279             728,603
    Finished goods                            -                 98,806
                                          --------          ----------
                                          $541,279          $1,220,873
                                          --------          ----------
                                          --------          ----------

4.  LONG TERM DEBT:

               The Company has a term loan credit facility with a financial institution primarily to finance costs associated with the acquisition of equipment. Borrowings are at the bank's prime rate plus 1.0%, (9.5% at September 30, 1997) with interest paid monthly, and are collateralized by the related equipment. Principal installments are scheduled over a thirty month period. At September 30, 1997, there are no further amounts available under that credit facility. In addition, the Company has a line of credit facility that provides for borrowings up to the lesser of $1,000,000 or 75% of eligible receivables. Borrowings under this agreement bear interest at the bank's prime rate plus 1%, and are collateralized by accounts receivable, equipment and other assets of the Company. At September 30, 1997, there were no borrowings under this facility. The Company received a waiver in November 1997 from the institution with respect to default that occurred in the third quarter of fiscal 1997 on certain financial covenants.

5.  ASSET WRITEDOWN:

                    In connection with the decision to dispose of most of the assets of its Instrument and Systems Division, the Company has recorded a $500,000 charge in the second quarter of 1997 to writedown certain receivables ($100,000), inventories ($300,000), and property, plant, and equipment ($100,000) of the division to estimated net realizable value. Certain fixed assets were transferred to the Conductus Sunnyvale, California location. During the third quarter of 1997, the Instrument and Systems Division has been closed, and the NMR product line was sold to Bruker.

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

OVERVIEW

                     Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the communications and healthcare markets. As of September 30, 1997, Conductus had accumulated losses of $34,469,946 and expects to incur additional losses at least during 1997. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs. In the third quarter of 1997, Conductus completed the disposal of its Instrument and Systems Division,and NMR product line, and realized a gain as discussed below.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                    The Company's total revenues decreased to $1,872,000 for the third quarter of 1997, a 43% decrease from $3,273,000 for the same period in 1996. For the nine month period ended September 30, 1997, total revenues were $7,497,000, a decrease of 16% from $8,895,000 for the same period in the prior year. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts were $1,723,000 for the third quarter of 1997, a decrease of 30% from $2,469,000 in the same period in the prior year. For the nine months ended September 30, 1997, contract revenue was $5,834,000 a decrease of 18% from $7,089,000 for the prior year period. These decreases were also due to the completion of several contracts. At September 30, 1997, Conductus had a backlog of $1,594,000 under existing U.S. Government contracts, most of which is to be performed in the next 12 months, and $6,445,000 in awards from U. S. Government agencies for which such agencies had not yet entered into research contracts with the Company. The Company does not anticipate that contract revenues for the fourth quarter of 1997 will exceed those of the third quarter of 1997, although there can be no assurance as to the level of contract revenue in any future period. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

                     Product revenues decreased to $149,000 in the third quarter of 1997, a 81% decrease from $804,000 of product sales in same period in the prior year. The decrease in product revenues resulted primarily from decreased shipments of products from the Instrument and Systems Division, which the Company disposed of during the third quarter of 1997. For the nine months ended September 30, 1997, product revenues were $1,663,000, a decrease of 8% from the prior year period, due primarily to lower volume of sales from the Instrument and Systems division and NMR product lines, offset somewhat by increased sales of superconducting sensors in the first quarter of 1997. Conductus does not expect to recognize significant product sales until it successfully develops and commercializes superconductive components and systems addressing significant markets.

                    Cost of product sales decreased to $82,000 for the third quarter of 1997, an 85% decrease over the same period in 1996, primarily due to decreased product sales. Gross margins increased to 45% in the third quarter of 1997 from 31% in the prior year, reflecting changes in commercial product mix for both quarters. For the nine months ended September 30, 1997, cost of product sales was $1,363,000, an increase of 12% over the same period in 1996. This increase was primarily due to the inventory writedown recorded in the second quarter of 1997 related to the disposal of the Instrument and Systems Division, offset somewhat by the lower volume of product sales. Gross margins were 18% and 33% for the nine months ended September 30, 1997 and 1996, respectively, with the lower gross margins related to the inventory writedown in the second quarter of 1997, offset somewhat by changes in the commercial product mix. Margins are expected to improve to the extent unit volumes increase. Costs of contract revenues are included in research and development expenses.

                    Research and development expenses decreased to $2,339,000 in the third quarter of 1997, a 22% decrease from $3,011,000 for the same period in 1996. The decrease is primarily attributable to decreased headcount and expenditures for the Instruments and Systems Division and NMR product lines, partially offset by increases in headcount and expenditures for the communications product areas. For the nine months ended September 30, 1997, research and development expenses were $8,216,000, a decrease of 6% from the same period in 1996. This decrease was primarily due to decreased headcount and expenditures for the Instrument and Systems Division offset somewhat by increased spending in the communications product development area. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

                    Selling, general and administrative expenses increased to $1,026,000 for the third quarter period of 1997, a 1% increase over the same period in 1996. For the nine months ended September 30, 1997, selling, general, and administrative expenses were $3,172,000, an increase of 7% from the same period in 1996. These increases were primarily due to increased spending for sales and marketing, recruiting, and consulting costs for business development and the receivable writedown in the second quarter of 1997, offset somewhat by lower expenditures for the Instrument and Systems Division. Total headcount decreased to 91 at September 30, 1997 from 127 at September 30, 1996, reflecting reductions in personnel in the Instrument and Systems Division and the NMR product line, partially offset by increases in the communications product area. As the Company begins to market commercial products, there will be additional sales and marketing costs above those incurred in 1996.

                    In the third quarter of 1997, the Company completed the disposal of its Instrument and Systems Division and NMR product line. The Company recognized a net gain of approximately $93,000 in the third quarter of 1997 on the final shutdown and disposal of these businesses.

                    The Company's total operating expenses were $3,355,000 for the third quarter period in 1997, a 27% decrease from the $4,579,000 for the same period in 1996 for the reasons described above. For the nine months ended September 30, 1997, total operating expenses were $12,758,000 a decrease of 1% from the same period of the prior year for the reasons described above.

                    Interest income was $51,000 in the third quarter period of 1997 compared to $109,000 during the same period in 1996. The decrease is due to decreased amounts of cash and investments. Interest charges decreased on the Company's debt financing to approximately $21,000 in the third quarter period of 1997 compared to $47,000 for the same period in 1996, due to lower interest rates and lower levels of borrowing. For the nine months ended September 30, 1997, interest income was $227,000, a increase of 44% from the same period in 1996. This increase was primarily due to investments resulting from the Company's financing activities in 1996. Interest expense for the first nine months of 1997 was $146,000, an increase of 9% from the same period in 1996 due to higher average borrowings to finance purchases of capital equipment.

               The Company's loss from operations for the nine months ended September 30, 1997 was substantially higher due to much higher than anticipated losses associated with its Instrument and Systems Division. In the nine months ended September 30, 1997, this division incurred losses of approximately $1,463,000. The Company completed the disposal of this division during the third quarter of 1997.

                    The Company has not paid income taxes since inception due to its cumulative operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private placement financings, $38,839,000 from U.S. government contracts, $6,056,000 in aggregate borrowings under equipment lease lines of credit and equipment term loans and $3,646,000 in interest income. As of September 30, 1997, the Company's aggregate cash, cash equivalents and short-term investments totaled $4,420,000.

               Net cash used in operations was $2,549,000 for the first nine months of 1997 as compared to $3,788,000 for the same period in 1996. The decrease in net cash used in operating activities in the first nine months of 1997 was primarily due to decreases in accounts receivable and inventories, offset partially by the increase in net loss, and the decrease in accounts payable and other accrued liabilities. The Company anticipates that its accounts receivable and inventories may increase during 1997 as a result of increased working capital requirements to support communications product areas. Such increases will result in the use of additional cash in operating activities.

               Net cash provided by investing activities was $2,685,000 for the first nine months of 1997 compared to net cash used of ($6,375,000) for the first nine months of 1996. In 1997, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment. In 1996, net cash was primarily used to purchase short term investments from the proceeds of the Company's equity offering in June 1996.

               Net cash used in financing activities was $(179,000) for the first nine months of 1997 compared to net cash provided of $10,537,000 in the first nine months of the prior year. Net cash used in financing activities in the first nine months of 1997 was primarily for principal payments on long term debt, offset partially by net proceeds from borrowings and from the issuance of Common Stock. In the first nine months of 1996, net cash provided by financing activities was primarily from the Company's equity offering, and net proceeds of borrowings.

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

              In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Other Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments includes profit and loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 will become effective for the Company's 1998 fiscal year.

                    The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2:   CHANGES IN SECURITIES - NOT APPLICABLE.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - NOT APPLICABLE.

ITEM 5:   OTHER INFORMATION - NOT APPLICABLE.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          (A) EXHIBITS - SEE BELOW.
          (B) REPORTS ON FORM 8-K - NOT APPLICABLE.

                                      SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONDUCTUS, INC.
                                          Registrant


Dated:  November 13, 1997                  /S/ Donald F. DePascal
                                           -----------------------
                                           Principal Accounting Officer
                                           Donald F. DePascal
                                           Duly Authorized Officer


                                           /S/ Charles E. Shalvoy
                                           -----------------------
                                           Charles E. Shalvoy
                                           President and Chief Executive Officer
                                           and Duly Authorized Officer

                                 EXHIBIT INDEX

                                                        Sequential
Exhibits                                                Page Number
--------                                                -----------
11.01          Statements of Computation of
                    Loss Per Share