Form 10-K405
period 1997-12-31
CONDUCTUS INC
filed 1998-04-17
CIK 884621

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K

                                     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $0.0001 par value
                                                             Preferred Share Purchase Right, $0.0001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 27, 1998, was approximately $23,490,000 based on the closing sale price of the Company's Common Stock, as reported by the Nasdaq National Market on February 27, 1998. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 27, 1998, approximately 7,004,095 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

     1. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders scheduled to be held on May 29, 1998, are incorporated by reference into Part III.

                                 TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         -------
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Item 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .18
      Item 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .18
      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. . . . . .18
      EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . .18
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
      Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . .19
      Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . .19
      Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . .20
      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .24
      Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . .24
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
      Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .24
      Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .24
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . .24
      Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .24
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25
      Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .25

                                       PART I
ITEM 1.  BUSINESS

OVERVIEW

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K (THE "FORM 10-K") AND IN REPORTS INCORPORATED BY REFERENCE THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE RULES PROMULGATED PURSUANT TO THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")) THAT REFLECT CONDUCTUS, INC.'S (THE "COMPANY" OR "CONDUCTUS") CURRENT EXPECTATIONS REGARDING THE FUTURE RESULTS OF OPERATIONS AND PERFORMANCE AND ACHIEVEMENTS OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO THE SAFE HARBOR CREATED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, SUCH AS THOSE SET FORTH UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WHICH COULD CAUSE THE COMPANY'S FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY OF THESE STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Conductus develops, manufactures and markets electronic components and subsystems based on superconductors. The unique properties of superconductors provide the basis for electronic products with significant potential performance advantages over products based on competing materials such as copper and semiconductors. Depending on the application, these advantages include enhanced sensitivity, efficiency, speed, and operating frequency as well as reduced power consumption, size, weight, and cost.

Conductus is currently focusing the majority of its efforts on applications for superconductors in the communications market. Conductus is developing, manufacturing, and marketing front-end receiver subsystems for cellular and personal communication services ("PCS") base stations. These superconducting filter subsystems are intended to provide significant benefits in base station performance as well as reduce the size of the filter components required. Conductus has begun shipping initial products for this market and continues to develop additional products for near-term introduction.

In the third quarter of 1997, the Company completed two organizational changes aimed at focusing the Company's resources on applications of its superconductive technology in wireless communications. First, it closed its Instrument and Systems division, located in San Diego, California, and sold its product rights to its temperature controller business to Neocera, Inc. and certain of its magnetic sensing instrumentation rights to Niki Glass Co. Second, it sold its NMR spectroscopy probe business to Bruker Instruments, Inc. In order to fund current operations and further product development of wireless communications applications, the Company intends to raise capital through the sale of its equity securities. See "Risk Factors-Substantial Future Capital Needs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Continuing research and development efforts are aimed primarily at additional applications in the communications market, including superconducting circuits for high-speed telecommunications switching. Additionally, Conductus continues to manufacture and sell superconducting sensors called Superconducting Quantum Interference Devices ("SQUIDs"), which can be used to build electronic instruments that detect and precisely locate extremely weak magnetic signals.

BACKGROUND

SUPERCONDUCTORS

Superconductors are materials that have the ability to transport electrical energy with little or no loss when cooled to a "critical" temperature. The intrinsic properties of superconductors are unique in nature and offer potential performance benefits to electrical and electronic systems. These include low-loss signal transmission, extreme magnetic sensitivity and efficient high-speed switching. When electrical currents flow through ordinary materials, they encounter resistance which consumes energy by converting electrical energy into heat energy. Depending on whether direct or alternating current is applied, superconductors have the ability to transport electrical current with no resistance at all or with only a tiny fraction (typically less than one percent) of what is found in the best conventional conductors. This property is extremely beneficial in electronic components whose increased efficiency leads to enhanced signal strength, improved signal resolution and compact form-factor. Other intrinsic properties of superconductors enable the fabrication of unique electronic devices, including high-speed electronic switches and ultra-sensitive magnetic sensors.

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

The cooling required for HTS materials can also be useful for other materials. Many electronic technologies, including CMOS, GaAs, optoelectronics and even copper, exhibit enhanced performance at reduced temperatures, but the most compelling performance improvements are enabled by superconductive electronics. When the unique advantages of superconductive electronics are complemented by the advantages of other cryoelectronic technologies, the result is a hybrid system whose overall performance can justify the additional expense associated with cryogenic cooling. Conductus is currently employing this hybrid approach in its front-end receiver systems, which combine superconductive filters with cryogenically-cooled low noise amplifiers.

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

CHOICE OF MATERIAL. Although a number of high-temperature superconductors have been identified, Conductus has focused upon the development of YBCO for electronic applications. See "Risk Factors Uncertainty of Patents and Proprietary Rights; Risk of Litigation." YBCO is the only HTS material for which there has been both significant development and successful demonstration of multilayer technology, i.e., the use of multiple thin-film materials deposited one upon another. Conductus believes that such multilayer structures are important for many electronic components and devices, where they can be used for better film quality and stability and enhanced device functionality. Conductus has developed several proprietary processes for producing YBCO and other thin-film materials as well as for fabricating superconducting components and devices. These processes include thin-film growth, photolithography, etching and other procedures similar to those used in the manufacture of electronic devices.

THIN-FILM EXPERTISE. Conductus produces superconducting components using a thin-film fabrication approach. The Company's superconductive circuits and components are fabricated on the surface of wafers using vapor-phase thin-film growth followed by circuit processing steps similar to those used to manufacture semiconductor devices. The fabrication of HTS components and circuits entails certain specialized processes, which are the subject of Conductus' patents or proprietary know-how, in order for HTS materials such as YBCO to exhibit desirable superconducting properties. Conductus, in many instances, has performed pioneering work in materials, processes and structures based on thin-film superconductive technology, and has developed processes it believes are capable of routinely producing a variety of high quality films in quantity for several applications, including multiple layer thin-film materials suitable for more complex devices and components. Compared to "thick-film" approaches and ceramic fabrication techniques, the Company believes that the thin-film approach is more versatile and provides more compact components and that the superconducting properties of the materials produced in this way are superior.

FOCUS ON COMPLETE SOLUTIONS. Conductus believes that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the superconductive components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the reduced temperatures necessary to sustain superconductivity. For this reason, in addition to its thin-film expertise, Conductus has also established significant expertise and know-how in areas that it believes are necessary for the commercial development of superconductive technology, including electronic device and component design, analog and digital electronic engineering, cryogenic packaging (including cryoelectronics, thermal management, vacuum engineering and cryocoolers), mechanical engineering and system integration. Conductus seeks to make the presence of superconductive and cryogenic components an entirely integral feature of its products that requires no special expertise or skill on the part of the user. By skillful integration of the refrigeration system into its communications filter subsystems, for example, and by selection of a refrigeration approach with proven durability, Conductus believes that its products can be easily accommodated and well accepted by end users. Furthermore, the Company believes that providing its technology at the subsystem level to system manufacturers in specific markets will allow it to rapidly and efficiently expand both its product line and its customer base.

BUSINESS AND DEVELOPMENT STRATEGY

Conductus' strategy for developing, manufacturing and marketing superconductive electronics products includes the following key elements:

MAINTAIN TECHNOLOGY LEADERSHIP. Conductus has devoted significant resources to developing proprietary HTS thin-film manufacturing and process technologies. Based on publicly available information, the Company believes that its technologies are more advanced than those of other companies or research laboratories. The Company has successfully developed and marketed products including single- and multilayer YBCO films, superconducting NMR spectroscopy probes and SQUID sensors and systems. Conductus has utilized its technology skills to develop filters, low-noise amplifiers, radio-frequency receivers and other devices. Conductus has also established significant expertise and know-how in areas essential to product commercialization, including electronic device and component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration. Conductus currently owns, alone or with others, 21 U.S. patents and three related foreign patents. Additionally, as part of the sale of its NMR business to Bruker, Inc., it transfered ownership of an additional 6 patents for which it has retained nonexclusive, royalty-free licenses outside the NMR field of use. Conductus currently has 8 patent applications pending in the U.S. and related patents pending in other countries relating to various aspects of its technologies.

COMMERCIALIZE PRODUCTS WITH SIGNIFICANT MARKET POTENTIAL. Conductus believes that the largest potential near-term market for superconductor-based products is the wireless communications market. The Company is actively marketing front-end systems as well as developing additional HTS component-based subsystems for this markets. In the cellular market, Conductus completed field trials of its low-noise receiver filter subsystems for base stations in mid-1997 and began commercial shipments of ClearSite-TM- front-end receiver systems in October 1997. In addition, the Company continues to develop
additional subsystems of greater complexity for the cellular market.   All
these products contain HTS filters and cryogenically-cooled low-noise amplifiers in an integrated package that includes a refrigeration system.

DEVELOP COMMERCIAL INFRASTRUCTURE. Conductus is building the manufacturing, sales and marketing infrastructure it believes is necessary to support the commercialization of its products in target markets. This includes development of thin-film deposition techniques suitable for volume manufacture, acquisition and build-out of manufacturing and assembly areas, hiring of employees with significant marketing experience in key product areas and expansion of its sales team. The Company's sales and marketing strategy is to use a direct sales organization for the initial commercialization of its subsystem products for the communications market and later to develop additional sales channels through OEM customers for this equipment.

WIRELESS COMMUNICATIONS APPLICATIONS

The initial applications for superconductive technology in the communications market are in the area of infrastructure equipment for wireless base stations. Commercial wireless communications systems use radio frequency signals to establish communications between customers using portable or mobile telephones and base stations operated by service providers. Cellular telephone networks are divided into specific coverage areas called cells, each of which has a base station for sending and receiving voice and other communications within the cell. The base station contains electronic equipment required to send and receive radio signals. In setting up a base station, the service provider seeks to install equipment with sufficient sensitivity within the frequency band assigned to it to handle communications with the lowest power handsets over its entire geographical area and with sufficient selectivity to avoid interfering signals from adjacent frequency bands. Filters within these base stations select frequencies within the operator's assigned bands and reject unwanted frequencies. Amplifiers boost the strength of signals coming in and out of the base station. The operator's assigned frequency range is then allocated using one of several schemes to provide telephone service to multiple subscribers. The capacity of the system depends upon the number of effective channels; that is, channels whose signal quality is sufficient to satisfy customer demands for clear communications.

Cellular base stations currently face a number of operating problems. These include signal interference caused by multiple communications channels, poor signal quality resulting from lower-power, hand-held telephones and strained capacity due to the growing demand for cellular service. The advent of PCS (Personal Communications Services) technology will place additional demands on the performance of wireless base stations and upon the size of the hardware therein. Conductus believes that superconductive filters used in conjunction with cryogenically-cooled amplifiers have the potential to offer solutions to several operating problems in cellular base stations as well as to provide solutions to anticipated problems in the growing network of PCS base stations.

BENEFITS OF SUPERCONDUCTIVE TECHNOLOGY FOR WIRELESS COMMUNICATIONS

Superconductive technology can offer signficant benefits in base station receivers. The unique characteristics of superconducting materials can be exploited to create filters that simultaneously deliver superior performance with respect to adjacent-band interference rejection and with respect to insertion loss (reduction of the desired signal because of the filter.) Because the superconductor is nearly lossless at microwave frequencies, extremely sharp filters -- ones with a large number of poles -- can be fabricated without incurring substantial insertion losses. Because of their low-loss property, superconductors provide the closest physically-attainable approximation to a perfect filter, which would allow 100% of the desired signals to pass through and screen out 100% of the unwanted signals. Given their ability to provide outstanding performance with respect to multiple parameters, superconducting filters are well suited for use as preselect filters in cellular or PCS base stations. High-performance transmit filters made from superconducting materials may also offer significant benefits in future base station applications as the power-handling capability of these implementations continue to improve.

An immediate benefit of superconductor technology in base station applications is the ability to provide superior interference rejection by virtue of making filters with a large number of poles practical to implement. Superconducting filters can be made with 12, 16 or even 19 poles to effectively reject adjacent-band interference which can otherwise saturate amplifiers in the receiver front end and introduce distortion into voice channels. Losses of 1 dB or less are typical for superconducting filters even with these high-order designs (ones with a large number of poles). The number of adjacent-band interference sources is increasing as additional wireless services such as specialized mobile radio and 2-way paging are introduced. In the PCS spectrum, the potential for up to six service providers to operate in a given area and the inevitability of co-location of transmitters may drive the need for filters with improved rejection capabilities.

A second benefit of superior superconducting filters is the potential ability to fully utilize the available spectrum without introducing guard bands or blocked channels at the band edge. By using extremely sharp adjacent-band rejection filters -- often referred to as "brick-wall" filters -- it is possible to maintain a greater number of voice channels in the band. This opportunity is particularly attractive in the PCS spectrum in which very narrow, 5 MHz frequency blocks have been licensed to carriers in addition to earlier wide-band, 15 MHz blocks. In the narrow-band case, the conventional configuration for CDMA systems is to utilize three 1.25 MHz carriers within each block, with the remaining 1.25 MHz not utilized for guard-band purposes. This provides plenty of separation from adjacent, competing services but is very wasteful of spectrum. By using a sufficiently sharp superconducting filter, it may be possible to instead have a fourth channel within a single narrow-band block. Generally speaking, even in less dramatic broad-band use, extremely sharp filters can increase the effective capacity of wireless systems.

A third benefit of superconductor and, more generally, cryoelectronic technology in base stations is the potential for providing extended coverage by virtue of reducing the noise floor in the receiver front end of the base station. This benefit is derived from a combination of highly efficient superconducting filters that contribute minimal losses along with advanced ultra-low-noise amplifiers whose own noise levels are reduced by the cryogenic temperatures already present for the associated superconducting filters. Superconducting filters contribute very small amounts of noise because their quality or "Q" factors -- a measure of the ratio between stored and dissipated energy -- are much higher than can be achieved using other base station filter technologies. Properly-designed semiconductor low-noise amplifiers (LNAs) -- for example, certain gallium arsenide HEMTs -- exhibit enhanced noise performance when operated significantly below room temperatures. Co-locating these LNAs with superconducting filters to take advantage of the cryogenics required in the latter case provides an ultra-low-noise receiver front end. Reducing the noise figure of a base station's receiver enhances its sensitivity to incoming signals, which potentially both increases its range and improves coverage within a cell.

The fourth benefit offered by superconductor technology is the potential for form-factor reductions in filter subsystems that utilize thin-film superconductor components. The same basic steps of film deposition, photolithography and etching that are familiar in the semiconductor industry are used in fabricating thin-film superconducting devices. The resultant thin-film superconducting filters are planar devices that utilize microstrip technology to realize high-performance microwave filters in a very compact form. Even a 19-pole cellular filter can easily fit on a 3-inch wafer. Superconducting filters do require the use of a cryogenic refrigerator, which can occupy perhaps a cubic foot or so of space. However, six or even twelve filters can be cooled by one such refrigerator, leading to an integrated filter subsystem package that is smaller and lighter than competing technology can provide.

APPLICATIONS FOR SUPERCONDUCTING FILTERS

There are applications for superconducting filter technology in existing wireless systems as well as in forthcoming infrastructures such as PCS. Superconducting preselect filters offer performance advantages to analog systems like AMPS cellular as well as to digital protocols such as CDMA, TDMA and GSM. Depending upon the application, one or more of the benefits of the technology noted above will come into play. There can be no assurance that even if the Company's products provide such technological benefits that Conductus will be able to manufacture adequate quantities of any products it introduces at commercially acceptable costs or on a timely basis or that any such products will offer sufficient price/performance advantages to achieve market acceptance. See "Risk Factors - Early Stage of the Superconductive Electronics Market; Lack of Market Acceptance."

In current cellular systems, the needs of urban and rural operators are quite different. Urban base stations are typically high-capacity cells in harsh or otherwise conjested RF environments. Key issues are interference rejection and maximizing capacity. In contrast, rural base stations see relatively low call volumes but struggle with problems with the reverse channel path (mobile/portable handset to base communications) because of the lower power levels transmitted by hand-held phones compared to earlier mobile systems whose maximum transmit power was five times that of the small portables in use today. In this environment, range extension and coverage improvement are the key issues.

The growing PCS infrastructure presents a variety of opportunities for superconducting filter technology. With multiple bands, large numbers of base stations, new interference sources and tight space constraints, all the virtues of superconducting filter technology are likely to be needed to solve problems, some of which cannot be anticipated at this early stage of the deployment. The match-up between benefits and applications for superconductors in wireless systems is summarized in the chart below.


     SUPERCONDUCTOR BENEFIT   REASON           RURAL CELLULAR   URBAN CELLULAR    PCS
---------------------------------------------------------------------------------------
     Reduced Interference     Sharp filters                            X            X
     Increased Capacity       Sharp filters                            X            X
     Improved Coverage/       Reduced system noise    X                             X
     Extended Range
     Compact form-factor      Thin-film technology                     X            X

WIRELESS COMMUNICATIONS MARKET

CELLULAR MARKET. According to Federal Communications Commission and industry reports, there are more than 25,000 installed cellular base stations in the United States. The present cellular communications network, operating at frequencies near 850 MHz, was established at a time when the typical cellular telephone was a mobile unit capable of transmitting up to 3 watts of radio frequency power and the total number of subscribers was relatively low. Today, portable handsets that transmit only 0.6 watts are increasingly replacing higher-power mobile telephones, thereby decreasing the effective receiving range of existing base stations. As a result, in rural areas where base stations are widely separated, current cellular customers can experience dropped calls due to "dead zones" in coverage. At the same time, the increasing demand for cellular service in urban areas has led to the utilization by service providers of a greater number of channels within their allotted frequency bands, thereby increasing the incidence of interference. In addition, the arrival of PCS and other competing services has placed new emphasis upon quality of service for established cellular operators.

In rural areas, where the primary problem is base station range, solutions that increase the strength of the received signal or decrease the system noise level can provide enhanced reception, and thus reduce the occurrence of dead zones. One solution, which entails significant costs, is to increase the number of base stations and thereby reduce the required range for each station. Another solution, which is potentially more economical, is to enhance the signal reception and noise filtering capabilities of existing base stations. Extended field trials of Conductus' ClearSite-TM- brand front-end receiver system in the rural environment have demonstrated the system's ability to fill in holes in coverage between specific cell sites. In recent trials conducted by the Company, ClearSite-TM- systems demonstrated a 20% reduction in dropped calls and provided notable improvements in voice quality.

In urban areas, the high density of cellular users creates problems of interference and system capacity. In every area, there are two cellular service providers, each allotted its own operating band within the frequency spectrum. Near the edges of each provider's operating frequency range, the performance of cellular systems can be hampered by interference from the competing carrier and from a variety of other signal sources. Carriers can attempt to avoid this interference by not using channels at the edges of their operating bands, however this diminishes system capacity. An alternative approach is to address interference by using highly selective filters in the base station receiver. With superconducting materials, which exhibit extremely low energy loss, filters can be fabricated with a higher number of poles, thereby increasing filter selectivity. With increased selectivity, increased capacity and better performance are simulaneously attainable.

PCS MARKET. PCS is a newer, urban-based communication system designed to provide wireless telephone service utilizing radio frequency signals in a frequency band near 2 GHz. This all-digital system is being designed to handle both voice and data transmissions, including features such as Internet access. Although it utilizes the same basic building blocks as a cellular system, the higher operating frequency of PCS compared with the cellular network limits the range of its signal transmission. Because of this limited range of signal transmission, industry estimates are that more than 70,000 PCS base stations will be installed throughout the U.S. by the end of the year 2005.

The projected large number and primarily urban location of PCS base stations drives the need for equipment cost and size reduction. However, signal losses in base station components such as filters, antennas and cables are exacerbated by higher frequency operation. Conventional receiver components limit sensitivity and therefore base station range. Conventional filters tend to be physically large and proposed PCS base station architectures call for the use of multiple filters in each station. Collectively, these issues present a difficult set of requirements for the designers of both current and forthcoming PCS base station equipment. Conductus believes that as the PCS build-out proceeds, the incidence of problems such as adjacent-band interference and gaps in coverage will steadily increase and the opportunities for applications for superconductive filter subystems will grow accordingly. Due to slower than expected progress in the PCS deployment, the Company does not expect to begin volume shipments of product for that market before 2000.

FUTURE APPLICATIONS.

Conductus is exploring the application of superconductive and cryoelectronic technologies to a variety of applications in the broader communications market. Among these are subsystems for communications satellites, antenna components and various elements of high-speed and/or high-bandwidth communications equipment. Generally speaking, many electronic technologies, including CMOS, GaAs, optoelectronics and even copper, exhibit enhanced performance at reduced temperatures, but the most compelling performance improvements are enabled by superconductive electronics. When the unique advantages of superconductive electronics are complemented by the advantages of other cryoelectronic technologies, the result is a hybrid system whose overall performance may justify the costs and complexities associated with cryogenic cooling.

In the future, cryoelectronics in communications systems may expand to more complex digital applications. The reason is that the ever-increasing bandwidth of digital and wireless communication networks has created a need for ultra-high-bandwidth cryoelectronics to process and route digital information. Although fiber-optical transport networks are expected to transmit 100 Gb/s data, conventional electronic switching technology is not capable of processing at such high data rates. This situation creates an electronic bottleneck in telecommunication networks for high-throughput applications such as Internet backbone switching, satellite communications, local-area and wide-area graphics networks, and video on demand. Superconductive digital technology, interfaced to optical fiber via cooled semiconductor electronics, can increase the capacity and functionality of future ultra-high-speed networks and enable many real-time communication and multimedia applications. The high-speed, low-power properties of Josephson junctions, which are active switching devices made from superconductors, could be applied to communications systems to significantly improve data transmission rates and reduce system power requirements and costs. These devices can be several times faster than the fastest semiconductor transistor and consume thousands of times less power. Josephson junction circuit technology is in the early stages of development, and significant additional advancements will be required before superconductive products incorporating this technology could become available. Nevertheless, the combination of high speed, low power dissipation and fast synchronization makes superconductive digital technology increasingly attractive for future communications applications. See "Risk Factors - Early Stage of the Superconductive Electronics Market; Lack of Market Acceptance," "-- Dependence On Incorporation of Potential Products in Third Party Systems," and "-- Intense Competition."

COMMERCIALIZATION STATUS

Conductus began field testing prototypes of the ClearSite front-end receiver systems for wireless base station applications in 1996, working with a number of cellular operators in several regions of the United States. The product progressed to the beta stage late in that year with the initiation of an extended field trial with Cellcom, Incorporated, a service provider in Wisconsin. The trial was concluded in the Spring of 1997, resulting in data on the performance of the system in reducing dropped calls and enhancing voice quality and leading to the first commercial orders for the product.

Based upon these field trial results and on additional inputs from customers throughout the industry, additional features were engineered into the ClearSite front-end receiver system and it was released to the market late in 1997. As finally configured, the ClearSite front-end receiver system incorporates superconducting filters and cryogenic low-noise amplifiers as well as built-in rf diagnostics, alarm systems, remote monitoring capabilities and bypass circuitry in case of system failure. Initial shipments have been for omnisite systems -- incorporating two filters and two amplifiers -- designed to be installed inside base stations. These systems are configured for either of the frequency bands currently allotted to cellular operators (both "A" and "B" bands.) Scheduled for release during 1998 are three-sector systems (incorporating six filter/amplifier pairs) and tower-mount versions of the product for both carriers. Therefore, by the end of 1998, ClearSite front-end receiver systems for cellular are planned to be a family of products designed to address all types of installations in the domestic market. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or enhancements to existing products or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Furthermore, there can be no assurance that even if the Company's products meet commercial performance standards that Conductus will be able to manufacture adequate quantities of any products it introduces at commercially acceptable costs or on a timely basis or that any such products will offer sufficient price/performance advantages to achieve market acceptance. See "Risk Factors - Early Stage of the Superconductive Electronics Market; Lack of Market Acceptance."

STRATEGIC ALLIANCES AND DEVELOPMENT AGREEMENTS

Conductus is party to a number of collaborative arrangements with corporations and research institutions with respect to the research, development and marketing of certain of its potential products. Conductus evaluates, on an ongoing basis, potential collaborative relationships and intends to continue to pursue such relationships. The Company's future success will depend significantly on its collaborative arrangement with third parties. There can be no assurance that these arrangements will result in commercially successful products. See "Risk Factors - Extensive Reliance on Collaborative Relationships," and "Limited Outlet for Certain Products."

LUCENT TECHNOLOGIES, INC. Conductus and Lucent entered into a joint development and licensing agreement in April 1996, under which Conductus is developing a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent are to provide technical support to the program. Initial tests of a prototype of the receiver portion of the subsystem were conducted in April 1996. A more complex prototype subsystem containing six HTS receiver channels and three conventional transmit filters was delivered to Lucent at the end of that year. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned.

CTI-CRYOGENICS. Conductus and CTI-Cryogenics, a division of Helix Technology Corporation, entered into a collaboration agreement in September 1995, under which CTI will work with Conductus to design interfaces between CTI cryocoolers and Conductus subsystems.

HIGH-TEMPERATURE SUPERCONDUCTOR THIN-FILM MANUFACTURING ALLIANCE. Conductus is a principal member of the HTMA, which was formed in November 1995 to develop cost-effective manufacturing methods for YBCO thin-films for radio-frequency applications, establish industry standards and provide second-sourcing and technology transfer among the companies under a program currently funded in part by the Department of Defense Advanced Research Projects Agency ("DARPA"). Superconductor Technologies, Inc. ("STI") is the other principal member of the HTMA. Other members include Stanford University, the Georgia Research Corporation, Focused Research, Microelectronic Control and Sensing Incorporated, IBIS and BDM Federal. Under the HTMA, each party will have certain access to the technology of the other parties that is developed under the program.

RESEARCH AND DEVELOPMENT

GOVERNMENT CONTRACTS. The Company's research and development expenses in the fiscal years 1997, 1996 and 1995 were approximately $10,626,000, $11,774,000, and $9,819,000, respectively. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $9,814,000, $13,178,000, and $9,176,000 of total operating expenses in the fiscal years 1997, 1996, and 1995, respectively. The Company's revenue from government-related contracts represented approximately 77% of total revenues for each of the fiscal years 1997, 1996, and 1995. Conductus believes that it will continue to be heavily dependent on U.S. government contracts to fund a significant portion of its research and development programs. The Company's strategy is to fund a significant portion of its research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government. As of December 31, 1997, the Company had received aggregate awards since its inception of approximately $46,821,000 from U.S. government agencies, including approximately $40,272,000, recognized as revenue by the Company through December 31, 1997, and approximately $6,373,000, in awards for which it has not yet entered into research contracts. As of December 31, 1997, Conductus had backlog of approximately $176,000, under existing U.S. government contracts which provide that most of the research and development is to be performed in the next 12 months. Revenue under U.S. government research and development contracts decreased to $7,266,000 in 1997 from $9,691,000 in 1996 and $8,148,000 in 1995 and represented approximately 77% of total revenue in each of the fiscal years 1997, 1996, and 1995. The decrease in contract revenues during 1997 is largely attributable to the completion of several major contracts during 1997. The Company had backlog of approximately $176,000 and $4,620,000 in contracts and grants at December 31, 1997 and 1996, respectively. In addition, at December 31, 1997 and 1996 respectively, the company had approximately $6,373,000 and $8,976,000 in awards from U.S. government agencies which have not been funded by the government. Conductus anticipates that government contract revenues will continue to decline somewhat in the future compared to historical rates due to reductions in federal R & D funding and the narrower scope of the Company's business interests. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks. See "Business -Research and Development" and Note 11 of Notes to Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

The Company's contracts involving the U.S. government are or may be subject to numerous risks. These risks include: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts; risks of potential disclosure of Conductus' confidential information to third parties; the failure or inability of the prime contractor to perform its prime contract in circumstances where Conductus is a subcontractor; the failure of the government to exercise options provided for in the contracts; the government's nonexclusive, royalty-free license to use technology developed pursuant to the contracts by or on behalf of the government in certain circumstances; and exercise of "march-in" rights by the government. March-in rights refer to the right of the U.S. government or government agency to require the Company to license patented technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. In addition, there can be no assurance that the U.S. government will continue its commitment to programs to which the Company's development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs, or that the Company can compete successfully to obtain funding pursuant to such programs, See "Risk Factors -High Degree of Dependence Upon Government Contracts."

PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

Conductus has received 27 U.S. patents and three related foreign patents. Six issued patents were assigned to Bruker Instruments, Inc. under an asset purchase agreement entered into in July 1997. Conductus retains a nonexclusive, royalty-reee license to those patents outside the NMR field of use. The remaining 21 patents have unexpired terms ranging from 12 to 17 years. Additionally, the Company has 8 patent applications pending before the U.S. Patent and Trademark Office. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. These patents and patent applications cover Conductus processes and products in many aspects of its business. The Company will continue to file other U.S. and key international patent applications as part of its business strategy to protect technology it considers important to providing a competitive market advantage for its technologies. There can be no assurance, however, that its applications will result in issued patents, that the validity of its issued patents will not be subject to challenge or that third parties will not be able to design around the patented aspects of the Company's products. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain its competitive position. The Company's efforts to protect its proprietary rights may not be successful, prevent their misappropriation or ensure that these rights will provide the Company with a competitive advantage. Additionally, certain of the issued patents and patent applications are jointly owned by the Company and third parties. Any party owner has the right to license rights under such patents and applications, which could result in Conductus not having exclusive control over such inventions.

The Company believes that, since the discovery of HTS in 1986, several thousand patent applications have been filed worldwide and over 600 patents have been granted in the U.S. relating to high temperature superconductivity. In some cases, these patents may be overlapping, and could require a number of licenses from different entities. There are interference proceedings pending regarding rights to inventions claimed in some of the applications. Accordingly, the patent positions of companies using HTS technology, including Conductus, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others, including competitors of the Company, have obtained or will obtain patents relating to the Company's planned products or technology and that the Company will be unable to obtain licenses, or will be unable to obtain licenses on commercially reasonable bases.

A patent issue of particular importance to the Company relates to copper oxides or "cuprates," that are used to make HTS products, including YBCO. Conductus has neither obtained any issued patents nor has it filed any patent applications covering the composition of any cuprates or other HTS materials. However, several U.S. and foreign patent applications, including applications filed by IBM, AT&T, the University of Houston, the Naval Research Laboratory and others, are pending that cover the composition of YBCO and related HTS. See "Overview --Conductus' Approach." The Company understands that at least several of such U.S. applications are the subject of an interference proceeding currently pending in the U.S. Patent and Trademark Office (Interference No. 101,981). Additionally, E. I. duPont de Nemours & Co. ("DuPont") has notified Conductus that it is the exclusive licensee of patents issued in Israel, Sweden, Taiwan and the United Kingdom covering the composition of YBCO and a method for using YBCO in superconducting applications. The Company anticipates that it will be required to obtain a license to use YBCO from one or more of these parties in order to continue to develop and sell products based on YBCO.

There can be no assurance that the Company would be able to obtain licenses to patents covering YBCO compositions, when issued, or to any other patents applicable to the Company's business on commercially reasonable terms. In such an event, the Company could be required to expend significant resources to develop non-infringing technology alternatives or to obtain licenses to the technology that the Company infringes or would infringe. There can be no assurance that the Company would be able to successfully design around these third party patents or to obtain licenses to technology that it may require. Furthermore, there can be no assurance that the Company will not be obligated to defend itself at substantial cost against allegations of infringement of third party patents. An adverse outcome in such a suit could subject the Company to significant liabilities to third parties, or require the Company to cease using such technology. In addition, aside from the merits of a claim, the cost of defending any such suit would constitute a major financial burden for the Company that would have a material adverse effect on its business, operating results, and financial condition.

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

Additionally, successful marketing of a material portion of Conductus' products depends in part on nonexclusive licenses obtained from various licensers. There can be no assurance that such licenses will not be terminated by licensors or that Conductus will be able to develop alternate products that do not require these or other licenses.

Conductus owns the United States registered trademarks "CONDUCTUS-Registered Trademark-,' the Conductus logo, "Mr. SQUID-Registered Trademark-" and claims the rights to the trademarks "ClearSite-TM-", and "pcSQUID-TM-". See "Risk Factors - Uncertainty of Patents and Proprietary Rights; Risk of Litigation."

MANUFACTURING

Conductus has performed pioneering work in materials, processes and structures based on thin-film superconducting technology, and has developed processes it believes are capable of routinely producing a variety of high-quality films for several applications, including multilayer thin-film materials suitable for more complex devices and components. Conductus has established a pilot production facility at its headquarters in Sunnyvale, California to fabricate, test and assemble HTS and LTS thin films and components. The Company fabricates two-, three- and four-inch wafers in two cleanroom areas that consist, in the aggregate, of approximately 2,600 square feet and that have ratings of subclass 1,000 and 10,000 (meaning there are fewer than 1,000 or 10,000 particles larger than 0.5 microns per cubic foot of air). Additionally, Conductus assembles systems in a 3250 square foot manufacturing facility which includes class 10,000 cleanrooms of approximately 1250 square feet. See "Properties." Conductus combines what it believes to be the world's most advanced YBCO thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, cryogenic packaging, mechanical engineering and system integration.

The primary materials and equipment used in Conductus' products include substrates, YBCO precursors and processing equipment. The Company procures its substrates from several suppliers. The Company primarily utilizes elemental metals (yttrium, barium and copper) to produce YBCO. These substances are available from numerous vendors. In limited cases, the Company uses YBCO targets, which it purchases from two sources. The Company's processing equipment is assembled from off-the-shelf components which can be obtained from multiple sources.

Conductus believes that most of its products will be in the form of subsystems that incorporate superconducting and cryoelectronic components with cryogenic refrigerators and conventional electronic assemblies. Apart from the superconducting components which are manufactured by Conductus, the Company anticipates that most other components of its subsystems will be purchased as standard products from commercial vendors or specially ordered from various suppliers. These include cryogenic refrigerators, printed circuit boards, product cases and housings, vacuum vessels and other components. Certain components of Conductus' subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers, Although the Company does not believe that it is ultimately dependent upon any supplier as a sole source or limited source for any critical components, the inability of the Company to develop alternative sources, if required, an inability to meet demand, a prolonged interruption in supply or a significant increase in price of one or more components would have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - High Degree of Dependence Upon Other Complementary Technologies" and "-- Reliance on Limited or Sole-Source Suppliers."

Conductus is focusing on the development of its production processes and is manufacturing limited quantities of superconducting components and products incorporating those components at its Sunnyvale, California, facility. Apart from the production of superconducting components, the Company expects that its manufacturing activities generally will be limited to cleaning, final assembly, vacuum bakeout and testing. Conductus is producing these products in limited commercial quantities and is continuing to expand its capabilities. See "Risk Factors - Limited Commercial Manufacturing Capability. In July 1997, Conductus ceased operation of its Instrument and Systems Division in San Diego, California and consolidated its manufacturing in Sunnyvale, California.

COMPETITION

Although the market for superconductive electronics currently is small and in the early stages of development, Conductus believes this market will become intensely competitive if products with significant market potential are successfully developed.

A number of large American, Japanese and European companies are engaged in research and development programs that the Company believes could lead to the development and/or commercialization of superconductive electronic products. These include, among others: DuPont, IBM, TRW, and Northrop-Grumman Corporation in the U.S.; and Fujitsu Ltd., Hitachi Ltd., NEC Corp. and Sumitomo Electric Industries, Ltd. in Japan. The Company also believes that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Hypres, Inc. in digital circuits; and Illinois Superconducting Corp., Superconducting Core Technologies, Inc. and Superconductor Technologies Inc. in wireless communications. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field. Conductus' ability to compete successfully will require it to develop and maintain technologically advanced products, attract and retain highly qualified personnel, obtain patent or other protection for its technology and products and manufacture and market its products, either alone or with third parties. See "Risk Factors - Intense Competition."

Several of the Company's existing collaborative arrangements permit, and future arrangements also may permit, the Company and each partner to use the technology developed under these arrangements. Accordingly, the Company may compete with its partners for commercial sales of any products developed under these arrangements.

The Company's potential products, if successfully developed, may compete directly with other existing and subsequently developed products using competitive, conventional technologies. There can be no assurance that the Company's products will have sufficient performance advantages over these other products to attract significant commercial interest. These and related factors may limit market acceptance of products incorporating superconductive technology. See "Risk Factors - Competing Technologies." Conductus believes that the principal competitive factors in the market for superconductive electronics will be the following: the ability to develop commercial applications of superconductive technology; product performance, including, where appropriate, speed, sensitivity, size and power dissipation; price; product quality and reputation. Conductus believes that it is competitive with respect to these factors. Nonetheless, because the market for superconductive electronics is at an early stage, the relative competitive position of the Company in the future is difficult to predict.

SALES AND MARKETING

Although Conductus has limited experience in sales, marketing and distribution, it has been expanding its expertise and activities in these areas in order to successfully commercialize its potential products. During 1997, the Company hired a Vice President Sales and Marketing and added a Director of Sales. Conductus sells its products through a combination of direct sales and OEM relationships. The Company's sales and marketing strategy is to rely primarily on direct sales for its communications products. Its magnetic sensors are sold primarily to an OEM. See "Risk Factors - Need to Develop Infrastructure to Support Commercialization.

The Company currently employs a sales and marketing staff of 6 full-time equivalents. These employees are actively engaged in direct marketing to customers, as well as in sales and marketing support. The Company actively markets its products through direct mail advertisements and advertisements in trade journals, as well as through demonstration of its technology and products at industry trade shows. The Company's employees have published the results of their research at Conductus widely in trade and technical journals. Additionally, Conductus' employees have frequently presented Conductus' technology as invited speakers at conferences worldwide.

For the fiscal years 1997, 1996, and 1995, commercial sales to one customer of $896,000, $1,560,000, and $1,172,000 were 9%, 12%, and 11% of total revenues, respectively. This customer, Niki Glass Ltd., acts primarily as a distributor of the Company's magnetic sensing products, selling to end-users.

ENVIRONMENTAL MATTERS

The Company uses certain hazardous materials in its research and manufacturing operations. As a result, Conductus is subject to federal, state and local governmental regulations. Conductus believes that it has complied with all regulations and has all permits necessary to conduct its business. See "Risk Factors - Environmental Regulations."

EMPLOYEES

As of December 31, 1997, the Company had a total of 90 full-time equivalent employees of which 39 hold advanced degrees. Of the total full-time employees, 52 were engaged in research and product development, 14 in manufacturing, 4 in sales and marketing, and 20 in administration. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

SUBSTANTIAL FUTURE CAPITAL NEEDS. The Company to date has received limited revenues from product sales and as of March 23, 1998, had cash reserves of approximately $540,000.

On March 30, 1998, the Company entered into an agreement to expand its existing bank working capital line of credit from $1,000,000 to $2,000,000, subject to receivables eligibility requirements and certain other restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
Note 17 of Conductus, Inc., Notes to Financial Statements, "Subsequent
Events."

On April 14, 1998, the Company entered into a "bridge" loan credit facility commitment with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at 3.625 per share, the closing price for the Company's shares on April 13, 1998.

The agreement provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

         if the loan is outstanding after May 31, 1998, a warrant for an additional 10,000 shares at the May 31, 1998 closing price will be granted.

         if the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares at the June 30, 1998 closing price will be granted.

Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
Note 17 of Conductus, Inc. Notes to Financial Statements, "Subsequent Events."

All the credit facilities contain financial and reporting covenants. In the event of default on any of these covenants, the entire amount outstanding could become due and payable immediately upon default, unless such default is waived by the lender. There can be no assurance that the Company will satisfy such covenants or, if the Company fails to satisfy such covenants, that waivers will be obtained from lenders in the event of future defaults.

Conductus anticipates that its existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through September 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. The report of the Company's independent accountants included in this Annual Report on Form 10K places emphasis on the uncertainty that the Company will continue as a going concern.

The Company has adopted a plan consisting of the following steps to deal with its cash reserve situation. The Company has implemented a cost reduction program which will result in immediate headcount reduction of 11 employees and reduced levels of operation expenses, working capital requirements, and capital expenditures over the next several quarters. The Company is pursuing a sale-leaseback transaction with several leasing companies and the Company also continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

The development of the Company's planned products will require a commitment of substantial additional funds. There can be no assurance that additional financing will be available on acceptable terms or at all. Unless the Company is able to raise significant additional funds, through debt or equity issuances, asset sales or otherwise, the Company will be required to delay, scale-back or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and cost involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, the availability of funding under government contracts, the ability of the Company to establish collaborative arrangements and the cost of manufacturing scale-up and the amount and timing of future revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

EARLY STAGE OF THE SUPERCONDUCTIVE ELECTRONICS MARKET; LACK OF MARKET ACCEPTANCE. Conductus was founded in September 1987 and to date has been engaged principally in research and development activities. Although Conductus has introduced a number of superconductive electronic products, most of Conductus' revenues to date have been derived from research and development contracts. The superconductive electronics market is new, with limited product commercialization to date. There can be no assurance that the Company will be successful in developing, introducing and marketing new products or enhancements to existing products or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Furthermore, there can be no assurance that even if the Company's products meet commercial performance standards that Conductus will be able to manufacture adequate quantities of any products it introduces at commercially acceptable costs or on a timely basis or that any such products will offer sufficient price/performance advantages to achieve market acceptance. The Company's failure to successfully develop, manufacture and commercialize products that offer sufficient price/performance advantages to achieve significant market acceptance on a timely and cost-effective basis would have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACCUMULATED DEFICIT AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FINANCIAL RESULTS. As of December 31, 1997, the Company had accumulated net losses of approximately $36.8 million. Conductus expects to incur substantial additional losses at least during 1998 as it expands operations. Continued development of the Company's products may require the commitment of substantial resources to research and development, establishment of additional pilot and commercial-scale fabrication processes and facilities, and enhanced quality control, marketing, sales and administrative capabilities. In order to achieve profitability, Conductus, on its own or with collaborative partners, must successfully develop, manufacture, introduce and markets its potential products. There can be no assurance that the Company will ever be able to achieve profitable operations or, if profitability is achieved, that it can be sustained.

QUARTERLY FLUCTUATIONS. The Company's operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue and perhaps increase in future periods as the Company seeks to commercialize its products. Factors that may affect the Company's operating results include the timing of government funding awards, the timing and market acceptance of new products or technological advances by the Company and its competitors, the timing of significant orders from and shipments to customers, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the accuracy of resellers' forecasts of end user demand, regulatory changes, the ability of the Company and its subcontractors to obtain sufficient supplies of limited or sole-source components for the Company's products and general economic conditions both domestically and internationally. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RELIANCE ON COLLABORATIVE RELATIONSHIPS. Conductus has established and continues to seek to establish collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Conductus' success will depend in large part on the development of successful collaborative arrangements with third parties, their strategic interest in the potential products under development, and their willingness to purchase any such products. There can be no assurance that Conductus will be able to enter into collaborative arrangements on commercially reasonable terms, that these arrangements, if established, will result in successful programs to develop, manufacture or market superconductive electronic products or, if these programs are successful, that Conductus' collaborative partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. In addition, these programs may require Conductus to share control over its development, manufacturing and marketing programs and relinquish rights to its technology, may be subject to unilateral termination by the Company's collaborative partners and may restrict Conductus' ability to engage in certain areas of product development, manufacturing and marketing.

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

COMPETING TECHNOLOGIES. The Company's planned products, if successfully developed, will compete directly with other existing and subsequently developed products which use competing technologies. In wireless communications applications, there are a number of competing approaches and technologies to increase the capacity and improve the quality of wireless networks, some of which may be less expensive and/or offer better performance. These approaches include increasing the number of base stations, increasing tower heights, locating filters and amplifiers at the top of antennas and using advanced antenna technology. Failure of the Company's potential products to compete successfully with products using competing technologies would have a material adverse effect on the Company's business, operating results and financial condition.

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

The patent positions of companies using HTS technology, including Conductus, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others, including competitors of the Company, have obtained or will obtain patents relating to the Company's planned products or technology. Since 1987 over 600 patents have issued in the United States relating to HTS and HTS technology.

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

LIMITED COMMERCIAL MANUFACTURING CAPABILITY. Conductus has established a limited production facility. To date, Conductus has focused primarily on the development of its fabrication processes and the production of limited quantities of superconducting thin films and components. Although Conductus' processing technology is derived principally from semiconductor manufacturing technology, the fabrication of HTS components entails additional difficulties because of specific properties unique to HTS materials. There can be no assurance that Conductus can develop enhanced processing technology necessary to develop more advanced superconducting devices and circuits, that the Company will be able to attain commercial yields in the future, or that the Company will not suffer recurring yield problems caused by mask defects, impurities in materials and other factors. While the Company has established limited production facilities for its electronics products, there is no assurance that the Company can expand its processing, production control, assembly, testing and quality assurance capabilities to produce existing or planned superconductive electronic products in adequate commercial quantities. The Company's failure to develop an adequate manufacturing capacity would have a material adverse effect on the Company's business, operating results and financial condition. See "Business - Manufacturing."

NEED TO DEVELOP INFRASTRUCTURE TO SUPPORT COMMERCIALIZATION. Conductus has limited experience in commercial sales, marketing and distribution. Expanded sales, marketing and customer service capabilities are also needed. There can be no assurance that it will be able to establish adequate sales, marketing and distribution capabilities or be successful in gaining market acceptance for any of its potential products.

HIGH DEGREE OF DEPENDENCE UPON GOVERNMENT CONTRACTS. A significant portion of the Company's revenues has been derived from contracts with agencies of the U.S. government. The Company's revenue from government-related contracts represented approximately 77% of total revenue for each of the fiscal years 1997, 1996, and 1995. The Company's contracts involving the U.S. government are or may be subject to various risks, including: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost reimbursement contracts; risks of potential disclosure of Conductus' confidential information to third parties; the failure or inability of the prime contractor to perform its prime contract in circumstances where Conductus is a subcontractor; the failure of the government to exercise options provided for in the contracts; the government's nonexclusive, royalty-free license to use technology developed pursuant to the contracts by or on behalf of the government in certain circumstances; and exercise of "march-in" rights by the government. March-in rights refer to the right of the U.S. government or government agency to require the Company to license to third parties patented technology developed under contracts funded by the government if the contractor fails to continue to develop the technology. The programs in which Conductus participates in many cases extend for several years, but are normally funded on an annual basis. There can be no assurance that the U.S. government will continue its commitment to programs to which the Company's development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs, or that the Company can compete successfully to obtain funding pursuant to such programs. Conductus does not anticipate that government contract revenues will grow and there can be no assurance that revenues from government contracts will continue at historic levels. A reduction in, or discontinuance of, such commitment or of the Company's participation in such programs would have a material adverse effect on the Company's business, operating results and financial condition. See "Business
- Research and Development - Government Contracts."

HIGHLY REGULATED POTENTIAL PRODUCT APPLICATIONS. The operation of cellular and PCS base stations is regulated in the United States by the Federal Communications Commission ("FCC"). Base stations and equipment marketed for use therein must meet specific technical standards. The Company's ability to sell its HTS filter subsystems will depend upon the rate of deployment of PCS, the ability of base station equipment manufacturers and of cellular base station operators to obtain and retain the necessary FCC approvals and licenses, and changes in regulations that may impact the requirements for the Company's products. Any failure or delay of base station manufacturers or operators in obtaining necessary approvals could have a material adverse effect on the Company's business, operating results and financial condition.

ENVIRONMENTAL REGULATIONS. The Company is subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its business. Any failure to comply with present or future regulations could result in fines being imposed on the Company and the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations or to clean up prior discharges.

ATTRACTION AND RETENTION OF KEY EMPLOYEES. The Company is highly dependent upon the efforts of its senior management and technical team. The loss of the services of one or more members of the senior management and technical team could impede the achievement of product development and commercialization objectives. Due to the specialized technical nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified technical and key management personnel. Moreover, the Company is targeting its products towards markets, such as communications, that require substantial industry knowledge and expertise. The Company currently has limited expertise in these areas and it is essential to attract and retain qualified personnel with expertise in manufacturing, marketing, sales and support in each of its targeted markets. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. See "Business - Employees."

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

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF RESTATED CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS AND OF DELAWARE LAW. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has recently adopted a Shareholders' Rights Plan which, if triggered, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and of Delaware corporate law could delay or make more difficult a merger, tender offer or proxy contest involving the Company. Among other things, the Company's Restated Certificate of Incorporation does not permit stockholders to act by written consent and the Bylaws require advance notice of any matters to be brought before the shareholders at the annual meeting. See "Description of Capital Stock -Preferred Stock" and "-- Antitakeover Effects of Provisions of the Restated Certificate of Incorporation and Bylaws and of Delaware Law."

ABSENCE OF DIVIDENDS. The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. See "Price Range of Common Stock and Dividend Policy."

ITEM 2.   PROPERTIES

The Company's principal facility, including its pilot production facility, is located in two buildings providing approximately 40,000 square feet of available space located in two buildings in Sunnyvale, California, with leases which will expire in August 2000 and 2001. During 1997, the Company subleased its facility in San Diego, California, to Niki Glass, in connection with an asset sale of certain of the assets of the Instrument and Systems Division. That lease expired in February 1998.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to the stockholders of the Company during the Company's fourth quarter of 1997.

     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                     Age   Position
----                     ---   --------
Charles E. Shalvoy       50   President, Chief Executive Officer and Director
James Jay Daley          54   Vice President, Sales and Marketing
William J. Fowler        67   Vice President, Manufacturing
Ainslie Mayberry         46   Chief Financial Officer
Graham Y. Mostyn         44   Vice President, Engineering
Randy W. Simon, Ph.D.    44   Vice President, Technology Programs

MR. SHALVOY joined the Company in June 1994 as President, Chief Executive Officer and Director. From 1988 to 1994, he was President and Chief Operating Officer of Therma-Wave, Inc., a manufacturer of semiconductor production equipment. Prior to that he was employed by Aehr Test Systems, Emerson Electric Corp. and Raychem Corporation in a variety of senior management positions. Mr. Shalvoy holds a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from Stanford University.

MR. DALEY joined the Company in September 1997 as Vice President of Sales and Marketing. From 1996 until 1997, he was Senior Vice President Sales and Marketing and Engineering Services of Metawave Communications Corporation, a leading manufacturer of "smart" antenna systems for wireless telecommunication networks. Prior to Metawave, Mr. Daley had many years of experience in telecommunications including senior management positions with AirNet Communications, Northern Telecom and Motorola. Mr. Daley holds a B.S. in Business Administration and Education from the University of Massachusetts, Salem and an M.A. in clinical psychology from Assumption College.

MS. MAYBERRY was appointed interim Chief Financial Officer in January 1998. She is President of Virtual CFO, Inc. From 1981 until 1997 she was Chief Financial Officer and later Chief Operating Officer, acting Chief Executive Officer and President of AssureNet Pathways, Inc. Ms. Mayberry holds a BS in accounting and an MBA from California State University, San Jose.

MR. FOWLER joined the Company in September 1996 as Vice President of Manufacturing. From 1994 to 1996, he was Vice President of Operations at Geometrics, a manufacturer of magnetic sensing equipment used in geophysical exploration. From 1990 to 1994, Mr. Fowler was Vice President of Manufacturing and Service at Resonex, a producer of Magnetic Resonance Imaging (MRI) systems. Earlier in his career he held senior manufacturing and operations positions with other high technology companies, including Daisy Systems and Qume Corporation. Mr. Fowler holds a B.S.E.E. from San Jose State University.

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

DR. SIMON joined the Company in October 1990 as Senior Scientist and served as Director of Research and Development from March 1991 to January 1993 and as Vice President, Marketing and Development from January 1993 to November 1994 and Vice President, Technology Programs and Investor Relations from November 1994 to November 1995 and Vice President, Technology Programs since November 1995. From January 1985 to October 1990, he held a variety of scientific and managerial positions at TRW, where he headed TRW's Superconductivity Research Department's high-temperature superconductivity program and managed TRW's internal research and development program on high-temperature superconductive electronics. Dr. Simon holds a B.S. in Physics from Pomona College and an M.S. and a Ph.D. in Physics from the University of California, Los Angeles.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on Nasdaq National Market since August 5, 1993, the date of the Company's initial public offering (symbol:
CDTS). The Company has paid no dividends on its Common Stock since inception and anticipates that for the foreseeable future, it will continue to retain its funds for use in its business. The Company is restricted under its bank financing agreement from paying any cash dividends but may pay stock dividends. On February 16, 1998, the Company paid a stock dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share.

On February 28, 1998, the Company had 88 holders of record of its Common
Stock.

The following table sets forth for the indicated periods the high and low closing sales prices of the Common Stock as furnished by the Nasdaq National Market.

                             Price Range of Common Stock
                     ------------------------------------------
                          Fiscal 1996          Fiscal 1997
                     -------------------   --------------------
                       High       Low       High          Low
                     -------     ------    ------        ------
First Quarter        $15 1/2     $6        $9 1/4        $6
Second Quarter        17 3/4      9 1/2     7 3/8         5 5/8
Third Quarter         13          7 1/2     6 5/16        4 7/8
Fourth Quarter         9 1/2      6         5 7/8         3 1/4

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in connection with the Company's audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1994 and 1993 and the balance sheet at December 31, 1995, 1994, and 1993 are derived from audited financial statements not included herein.

STATEMENTS OF OPERATIONS DATA:
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Years Ended December 31,
                                            ---------------------------------------------------------
                                                1997       1996         1995       1994       1993(2)
                                                ----       ----         ----       ----       ------
Revenues:
   Contract                                 $   7,266   $   9,691   $   8,148    $  7,048    $  5,070
   Product sales                                2,188       2,852       2,434       1,588       1,409
                                            ---------   ---------   ---------    --------    ---------
      Total revenues                        $   9,454   $  12,543   $  10,582    $  8,636    $  6,479
                                            ---------   ---------   ---------    --------    ---------
                                            ---------   ---------   ---------    --------    ---------

Loss from operations                        $  (7,499)  $  (5,109)  $  (4,423)   $ (4,876)    $(4,070)
                                            ---------   ---------   ---------    --------    ---------
                                            ---------   ---------   ---------    --------    ---------
Net loss                                    $  (7,543)  $  (5,004)  $  (4,422)   $ (4,544)    $(4,122)
                                            ---------   ---------   ---------    --------    ---------
                                            ---------   ---------   ---------    --------    ---------
Net loss per common share (basic and
  diluted) (1)                              $   (1.09)  $   (0.80)  $   (0.80)   $  (0.85)   $  (1.40)
                                            ---------   ---------   ---------    --------    ---------
                                            ---------   ---------   ---------    --------    ---------
Shares used in computing
  per share amounts (basic and diluted) (1)     6,897       6,263       5,543       5,323       2,940
                                            ---------   ---------   ---------    --------    ---------
                                            ---------   ---------   ---------    --------    ---------

BALANCE SHEET DATA

                                                                    December, 31
                                          --------------------------------------------------------
                                             1997        1996        1995        1994      1993(2)
                                             ----        ----        ----        ----      ------
Working capital                           $  1,822    $  9,135    $  4,287    $  7,076     $12,438
Total assets                                 8,762      16,081      10,128      12,541      16,233
Long-term debt, excluding current portion      310       1,022       1,146         533         180
Stockholders' equity                         4,301      11,183       5,814       9,529      14,057

(1) Computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements of Conductus, Inc. Amounts have been restated for the adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

(2) The results of operations of the Company for the year do not include the results of operations of Tristan prior to its acquisition by Conductus on May 28, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS AND "BUSINESS".

Conductus develops, manufactures, and markets electronic components and systems based on superconductors primarily for applications in the communications market. In May 1993, Conductus acquired Tristan Technologies, Inc. ("Tristan"), a San Diego, California based company founded in 1991, that designed, manufactured and sold large-scale magnetic sensing systems and instrumentation. In June 1994, Tristan became the Conductus Instruments and Systems division. In July 1997, Conductus discontinued operations of its Instruments and Systems division. As of December 31, 1997, Conductus had accumulated losses of approximately $36,770,000 and expects to incur additional and increasing losses at least during 1998 due to the Company's planned expansion of operations and reduced revenue from government contracts due to reductions in federal R & D funding and the narrower scope of the Company's business interests. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs. See "Risk Factors - Early Stage of the Superconductive Electronics Market; Lack of Market Acceptance."

RESULTS OF OPERATIONS

Total revenues decreased to $9,454,000 in 1997 from $12,543,000 in 1996 and $10,582,000 in 1995. Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. Revenue under U.S. government research and development contracts decreased to $7,266,000 in 1997 from $9,691,000 in 1996 and $8,148,000 in 1995 and represented approximately 77%, of total revenue in each of the fiscal years 1997, 1996, and 1995. The decrease in contract revenues during 1997 is largely attributable to the completion of several major contracts during 1997. The increase in contract revenues in 1996 compared to 1995 is largely attributable to a solid base of contracts from 1995 and the addition of several new multi-year contracts. The Company had backlog of approximately $176,000 and $4,620,000 in contracts and grants as of December 31, 1997 and 1996, respectively. In addition, the Company had $6,373,000 and $8,976,000 in awards from U.S. government agencies which had not been funded as of December 31, 1997 and 1996, respectively. Conductus anticipates that government contract revenues will continue to decline somewhat in the future compared to historical rates due to reductions in federal R & D funding and the narrower scope of the Company's business interests. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks. See "Business - Research and Development" and Note 11 of Notes to Financial Statements.

Revenue from sales of large-scale superconductive magnetic sensing systems, SQUIDs, HTS thin films and other products decreased to $2,188,000 in 1997 from $2,852,000 in 1996 and $2,433,000 in 1995. The decrease in 1997 compared to 1996 was primarily due to the disposition during 1997 of both the Instrument and Systems division and the NMR product line. The increase in 1996 compared to 1995 was primarily due to increased sales of superconductive sensor instruments and systems. During the fourth quarter of 1997, the Company recognized $96,000 as revenue on the first shipment of its ClearSite front-end system to a commercial customer. Future sales of this product are subject to numerous technical and market risks. See "Risk Factors - Competing Technologies," "-- Early Stage of the Superconductive Electronics Market; Lack of Market Acceptance," "-- Dependence on Incorporation of Potential Products into Third Party Systems" and "-- Intense Competition."

Cost of product sales were $1,845,000, $1,824,000, and $1,430,000 for 1997,
1996, and 1995, respectively. The cost of products in 1997, 1996, and 1995 were primarily composed of costs of superconducting magnetic systems manufactured by the Instrument and Systems division, which the Company disposed of in 1997. Cost of product sales increased slightly from 1996 to 1997 despite lower volume of sales due to inventory writedowns of approximately $475,000 related to the Instrument and Systems division products and to certain SQUID product lines no longer considered part of the Company's future strategic focus. Cost of product sales increased in 1996 and 1995 due to increased levels of revenues from new products introduced in 1995. Gross margins were 16%, 36%, and 41% for 1997, 1996, and 1995, respectively. The gross margin decrease in 1997 was primarily related to the inventory writedowns mentioned previously. Gross margins decreased in 1996 compared to 1995 because of increased sales of large systems which have lower gross margins and increased costs of start-up in the sensor portion of the magnetic sensor business. Costs of contract revenues are included in research and development expenses and are discussed below.

The Company's research and development expenses decreased to $10,626,000 in 1997 from $11,774,000 in 1996 but increased from $9,819,000 in 1995, and represented 63%, 67%, and 65%, respectively, of total operating expenses in 1997, 1996 and 1995. The decrease in 1997 compared to 1996 reflects lower levels of contract revenues, the dispositions of the Instrument and Systems and NMR product lines, offset somewhat by increased spending particularly on new wireless communications products. The increase in 1996 over 1995 reflects the increase in the Company's overall research and development activities, and an emphasis of efforts in communications and healthcare. Research and development includes both externally and internally funded projects. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $9,814,000, of total operating costs and expenses in 1997, down from $13,178,000 in 1996, reflecting reductions in federal R & D funding and the narrower scope of the Company's business interests during 1997. The increase in 1996 to $13,178,000 from $9,170,000 in 1995 was due to the increase in the Company's overall research and development activities mentioned above. The Company expects to continue to incur significant research and development expenses on internally funded programs as it seeks to develop additional commercial products, particularly in the communications area.

Selling, general and administrative expenses increased to $4,330,000 in 1997 from $4,054,000 in 1996 and $3,756,000 in 1995 and represented 26%, 23%, and
25%, respectively, of total operating expenses in 1997, 1996, and 1995, respectively. These costs increased in 1997 compared to 1996 primarily due to increased sales and marketing spending related to commercial wireless communication products, offset somewhat by lower spending due to the disposition of the Instrument and Systems division. These costs increased in 1996 compared to 1995 due to the increasing size of the Company since the acquisition of Tristan in 1993, significant headcount additions and increasing sales and marketing activities. Total headcount has decreased to 90 at December 31, 1997 from 133 at December 31, 1996 and 99 at December 31, 1995, respectively due to the discontinuation of operations of the Instrument and Systems division and the sale of the NMR probe business. The Company expects to continue to incur increasing sales and marketing expenses to the extent it increases sales of commercial products, particularly in the communications markets.

The Company's total costs and expenses decreased to $16,953,000 in 1997 from $17,652,000 in 1996 but increased from $15,005,000 in 1995. The decrease in 1997 compared to 1996 was primarily due to the dispositions of the Instrument and Systems division and NMR product line in the third quarter of 1997, offset somewhat by increased emphasis in communications product development, and sales and marketing. The increase in 1996 compared to 1995 was primarily due to the company's overall increase in research and development activity for 1996. The Company expects the increased emphasis on communications product development and sales and marketing to increase total costs and expenses in 1998.

Loss from operations was $7,499,000, $5,109,000, and $4,423,000, for 1997, 1996,
and 1995, respectively, due to the reasons enumerated above.

Interest income from cash equivalents and investments were $267,000 in 1997, $263,000 in 1996, and $249,000 in 1995, reflecting the relative average levels of cash equivalents and investments for each of the years.

Interest charges were $202,000, $183,000, and $156,000 in 1997, 1996, and
1995, respectively. Interest charges are related primarily to the Company's equipment term loan facilities, and reflect the relative average balances outstanding under these facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company's aggregate cash, cash equivalents and short-term investments totaled $3,169,000 compared to $7,636,000 as of December 31, 1996. The balance at December 31, 1997 includes $500,000 of cash restricted under the terms of the Company's working capital line of credit. The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private financings, $40,272,000 from U.S. government contracts, $6,056,000 in aggregate borrowings under three equipment lease lines of credit and equipment term loans and $3,686,000 in interest income.

Net cash used in operations was $4,702,000, $4,897,000, and $4,625,000, for
1997, 1996, and 1995, respectively. The decrease in net cash used in operations for 1997 compared to 1996 was due primarily to a decrease in accounts receivable, higher provision for excess and obsolete inventory, and the decrease in prepaid expenses, offset somewhat by the larger net loss.
The increase in net cash used in operating activities in 1996 over 1995 was primarily due to an increase in net loss resulting from expanding the Company's operations, including headcount and other related costs, and increases in inventories, offset somewhat by the increase in accounts payable and accrued liabilities. The Company anticipates that its accounts receivable from revenues under U.S. government contracts during 1998 will be lower than 1997 levels. Accounts receivable and inventories from product sales are expected to increase with the anticipated increase in revenues from product sales in 1998.

Net cash provided by (used in) investing activities was $5,848,000 in 1997, compared to ($4,868,000) in 1996, and $2,670,000 in 1995. The change in 1997 compared to 1996 is primarily due to the change in proceeds from sales of short term investments and purchases of short term investments. In 1997 the Company sold $5,956,000 more of its short term investments than it purchased to increase cash, while in 1996 the Company purchased $3,633,000 more of short term investments than it sold to invest cash. In 1995, the Company sold $4,238,000 more of short term investments than it purchased to increase cash. In addition, capital expenditures decreased by $575,000 in 1997 compared to 1996, due to lower spending on laboratory and manufacturing equipment. Capital expenditures decreased by $304,000 in 1996 compared to 1995 due to lower spending on laboratory and manufacturing equipment. The Company anticipates that its capital expenditures will increase slightly in 1998 as the Company continues its transition to manufacture greater volumes of commercial products.

Net cash from financing activities was $345,000 in 1997 compared to $10,612,000 in 1996 and $1,722,000 in 1995. The decrease in 1997 compared to 1996 was primarily due to lower net proceeds from the issuance of common stock . The net cash provided by financing activities in 1996 was primarily due to the Company's follow-on offering in June of 1996 and borrowings under the Company's equipment loans, offset by principal payments under capital lease obligations and equipment term loans.

The Company to date has received limited revenues from product sales. The development of the Company's potential products will require a commitment of substantial funds to conduct further research and development and testing of its potential products, to establish commercial-scale manufacturing and to market any resulting products. The Company expects to use significant amounts of cash for capital equipment and to support operations until product revenues increase.

At December 31, 1997, the Company had three equipment credit facilities and a bank working capital line of credit. Borrowings under these agreements bear interest at the Bank's prime rate plus 1.00% (a total of 9.50% at December 31, 1997), and are collateralized by a $500,000 certificate of deposit, accounts receivable, equipment and other assets of the Company. At December 31, 1997 there were no amounts available under these credit facilities.

The three equipment credit facilities and line of credit facility require that the Company provide financial information to the lender, obtain approval of the lender for any material disposition of the collateral except in the ordinary course of business and meet certain financial ratios, minimum tangible net worth, minimum cash and investments and other covenants.

The Company received a waiver in March 1998 from the institution with respect to default that occured in the fourth quarter of fiscal 1997 on certain financial covenants. There can be no assurance that waivers will be obtained from lenders in the event of future defaults.

As of March 23, 1998, the Company had cash reserves of approximately $540,000. On March 30, 1998, the Company entered into an agreement to expand its existing bank working capital line of credit from $1,000,000 to $2,000,000, subject to receivables eligibility requirements and certain other restrictions. See "Risk Factors--Substantial Future Capital Needs" and Note 17 of Conductus, Inc., Notes to Financial Statements, "Subsequent Events."

On April 14, the Company entered into a "bridge" loan credit facility commitment with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at 3.625 per share, the closing price for the Company's shares on April 13, 1998.

The agreement provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

         if the loan is outstanding after May 31, 1998, a warrant for an additional 10,000 shares at the May 31, 1998 closing price will be granted.

         if the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares at the June 30, 1998 closing price will be granted.

Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights. See "Risk Factors--Substantial Future Capital Needs" and
Note 17 of Conductus, Inc., Notes to Financial Statements, "Subsequent
Events."

There can be no assurance that the Company will satisfy such covenants or, if the Company fails to satisfy such covenants, that waivers will be obtained from lenders in the event of future defaults.

Conductus anticipates that its existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through September 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. The report of the Company's independent accountants included in this Annual Report on Form 10K places emphasis on the uncertainty that the Company will continue as a going concern. The Company is continuing to pursue a number of financing alternatives, as described below.

The Company has adopted a plan consisting of the following steps to deal with its cash reserve situation. The Company has implemented a cost reduction program which will result in immediate headcount reduction of 11 employees and reduced levels of operation expenses, working capital requirements, and capital expenditures over the next several quarters. The Company is pursuing a sale-leaseback transaction with several leasing companies and the Company also continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

The development of the Company's planned products will require a commitment of substantial additional funds. There can be no assurance that additional financing will be available on acceptable terms or at all. Unless the Company is able to raise significant additional funds, through debt or equity issuances, asset sales or otherwise, the Company will be required to delay, scale-back or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and cost involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, the availability of funding under government contracts, the ability of the Company to establish collaborative arrangements and the cost of manufacturing scale-up and the amount and timing of future revenues.

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment of the Company's sales, manufacturing and finance systems, the Company determined that it will be required to replace this software so that these computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with the conversion of its sales, manufacturing, and finance systems to new software, the Year 2000 Issue can be mitigated as far as its impact on those systems. However, if the conversion is not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has not yet completed the assessment of its remaining internal systems which may be effected by the Year 2000 Issue.

The Company has not yet begun formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company has not yet determined if it has exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize both internal and external resources to replace its sales, manufacturing, and finance systems. The Company plans to complete this phase in early 1999, and anticipates that the cost of the software and its implementation will not have a material financial impact. The Company is unable to estimate the remaining financial impact, if any, of the Year 2000 Issue until it completes the assessment of the potential impact of the Year 2000 Issue on its remaining internal systems, on third parties such as its suppliers and customers, on products it has sold, and on other factors that may come to the Company's attention.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Registrant and auditor's report are included in Item 8:

     Report of Independent Accountants

     Balance Sheets - as of December 31, 1997 and 1996

     Statements of Operations - years ended December 31, 1997, 1996 and 1995

     Statements of Stockholders' Equity - years ended December 31, 1997, 1996 and 1995

     Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 29, 1998 (the "Proxy Statement").

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

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                               Page
                                                                              Number
                                                                              ------
1.  Financial Statements
     Report of Independent Accountants..........................................30
     Balance Sheets - as of December 31, 1997 and 1996..........................31
     Statements of Operations - years ended December 31, 1997, 1996 and 1995....32
     Statements of Stockholders' Equity - years ended December 31, 1997, 1996 and 1995.................................................................33
     Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995....34
     Notes to Financial Statements..............................................35
2.  Financial Statement Schedule
     Report of Independent Accountants..........................................45
     Schedule II - Valuation and Qualifying Accounts............................46
3.  See Exhibits

 EXHIBIT
  NUMBER       DESCRIPTION
------------   ------------
2.1(1)         Stock Exchange Agreement dated as of May 28, 1993 between the
               Registrant and Tristan Technologies, Inc. ("Tristan").
3.3(2)         Restated Certificate of Incorporation.
3.5(8)         Restated Bylaws of Registrant.
4.8(9)         Shareholder Rights Plan.
10.1(1)        Second Amended and Restated Registration Rights Agreement dated
               June 3, 1993.
10.3(1)+       Coordinated Research Program Agreement dated October 14, 1988 and
               Amendment dated May 26, 1991 between the Registrant and
               Hewlett-Packard Company ("H-P"), as amended by the Agreement
               Between Registrant and Hewlett-Packard Company dated
               June 2, 1993.
10.7.3(6)+     Superconducting Filter Technology Joint Development Agreement
               dated April 25, 1996 between the Registrant and Lucent
               Technologies Inc.
10.7.4(7)      Collaboration Agreement between Registrant and CTI dated
               September 19, 1995.
10.7.5(7)      High Temperature  Superconductor Thin-Film Manufacturing Alliance
               Agreement among Registrant, Superconductor Technologies, Inc.,
               Stanford University, Georgia Research Corporation,
               Microelectronic Control and Sensing Incorporated, IBIS, Focused
               Research and BDM Federal dated November 17, 1995.
10.17(1)       Lease Agreement dated May 3, 1993 between the Registrant and
               Mozart-McKee Limited Partnership for part of the Sunnyvale facilities.
10.19(10)      1992 Stock Option/Stock Purchase Plan.
10.20(1)       Amended 1989 Stock Option Plan.
10.21(1)       1987 Stock Option Plan.
10.22(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.24(4)       Lease Agreement dated December 8, 1994 between Registrant and
               Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.25(4)       Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.26(4)       Employment Agreement dated May 3, 1994 between Registrant and Mr.
               Charles E. Shalvoy.
10.28(3)       Conductus, Inc. 1994 Employee Stock Purchase Plan.
10.29(5)       Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.30(11)      Business Loan Agreement dated December 27, 1996 between
               Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.31          Loan Modification Agreement dated June 30, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.32          Loan Modification Agreement dated November 12, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.33          Loan Modification Agreement dated December 23, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.35+         Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's
               NMR Probe business.

 EXHIBIT
  NUMBER       DESCRIPTION
------------   ------------
10.36          Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
10.37          Asset Purchase Agreement dated September 3, 1997, between
               Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
23.1           Consent of Independent Accountants
24.1           Power of Attorney (See Page 29).

(1) Incorporated herein by reference from the same numbered exhibits filed with the Company's Registration Statement on Form S-1 (Number 33-64020), as amended.
(2) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1993 Annual Report on Form 10-K.
(3) Incorporated herein by reference from exhibit number 99.1 to the Company's Registration Statement on a Form S-8 filed with the SEC on August 5, 1994.
(4) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1994 Annual Report on Form 10-K.
(5) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1995 Annual Report on Form 10K.
(6) Incorporated herein by reference from the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (Number 333-3815), as amended, on May 10, 1996
(7) Incorporated herein by reference from the same numbered exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815) on June 17, 1996.
(8) Incorporated herein by reference from Exhibit 3.3 to the Company's Registration Statement on Form 8-K filed with the SEC on January 22,
     1998.
(9) Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-K filed with the SEC on January 22, 1998.
(10) Incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997.
(11) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1996 Annual Report on Form 10K.
+ Confidential treatment granted or requested as to certain portions of these exhibits.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.
(c)  Exhibits
     See responses to Item 14(a)(3) above.
(d)  Financial Statement Schedules
     None required, except as indicated in response to Item 14(a)(2) above.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 1998.

CONDUCTUS, INC.


By:  /s/ Charles E. Shalvoy
     --------------------------------
     Charles E. Shalvoy
     President and Chief Executive Officer

                                 POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Shalvoy, Donald F. DePascal and Judith A. DeFranco, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                            Date
       ----------                    -----                            -----
/s/ Charles E. Shalvoy   President, Chief Executive Officer       April 17, 1998
----------------------   and Director (Principal Executive
Charles E. Shalvoy       Officer)

/s/ Ainslie Mayberry     Chief Financial Officer                  April 17, 1998
----------------------
Ainslie Mayberry

/s/ Donald F. DePascal   Controller
----------------------   (Principal Accounting Officer)           April 17, 1998
Donald F. DePascal

/s/ John F. Shoch        Chairman of the Board of Directors       April 17, 1998
----------------------
John F. Shoch, Ph.D.

/s/ Martin Cooper        Director                                 April 17, 1998
----------------------
Martin Cooper

/s/ Robert Janowiak      Director                                 April 17, 1998
----------------------
Robert Janowiak

/s/ Marty Kaplan         Director                                 April 17, 1998
----------------------
Marty Kaplan

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Conductus, Inc.:

     We have audited the accompanying balance sheets of Conductus, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conductus, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's liquidity has been adversely affected by continued losses from operations. In addition, continuation of operations is dependent upon the availability of additional capital and the Company's ability to generate increased revenues and improved gross margin on sales. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




COOPERS & LYBRAND L.L.P.

San Jose, California
February 9, 1998 (Except for Notes 1 and 17, as to which the date is April 17, 1998.)

                                  CONDUCTUS, INC.
                                  BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                          1997        1996
                                                      -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents                           $2,111,560  $ 1,119,991
   Restricted cash equivalent                             500,000            -
   Short-term investments                                 556,633    6,516,401
   Accounts receivable (net of allowance
   for doubtful accounts of $248,232 and $50,000
   for 1997 and 1996)                                   2,055,255    3,756,586
   Inventories                                            610,367    1,220,873
   Prepaid expenses and other current assets              139,479      397,556
                                                       ----------   ----------
      Total current assets                              5,973,294   13,011,407
   Property and equipment, net                          2,700,594    2,941,685
   Other assets                                            87,762      127,763
                                                       ----------   ----------
      Total assets                                     $8,761,650  $16,080,855
                                                       ----------  -----------
                                                       ----------  -----------
LIABILITIES
Current liabilities:
   Current portion of long-term debt                   $1,547,507   $1,119,330
   Accounts payable                                     1,539,590    1,710,762
   Other accrued liabilities                            1,063,721    1,045,916
                                                       ----------  -----------
      Total current liabilities                         4,150,818    3,876,008
Long-term debt, net of current portion                    309,681    1,021,781
                                                       ----------  -----------
      Total liabilities                                 4,460,499    4,897,789
                                                       ----------  -----------
Commitments (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001  par value:
   Authorized: 1,000,000 shares
   None issued or outstanding in 1997 or 1996
Common stock, $0.000l par value:
Authorized: 11,000,000 shares;
   Issued: 7,013,062 and 6,988,517 in 1997 and 1996
   Outstanding: 7,004,095 and 6,816,143 in 1997
    and 1996                                                  702          683
   Additional paid-in capital                          41,070,636   40,405,381
   Unrealized gain on investments, net                          -        3,808
Accumulated deficit                                   (36,770,187) (29,226,806)
                                                       ----------  -----------
   Total stockholders' equity                           4,301,151   11,183,066
                                                       ----------  -----------
Total liabilities and stockholders' equity             $8,761,650  $16,080,855
                                                       ----------  -----------
                                                       ----------  -----------

The accompanying notes are an integral part of these financial statements.

                                  CONDUCTUS, INC.
                              STATEMENTS OF OPERATIONS


                                          For the Years Ended December 31,
                                      ----------------------------------------
                                         1997             1996         1995
                                         ----             ----         ----
Revenues:
   Contract                           $7,266,157      $ 9,690,989  $ 8,148,189
   Product sales                       2,187,383        2,851,682    2,433,496
                                     -----------      -----------  -----------
     Total revenues                    9,453,540       12,542,671   10,581,685
                                     -----------      -----------  -----------

Costs and expenses:

   Cost of product sales               1,845,413        1,823,622    1,429,516
   Research and development           10,626,133       11,773,587    9,819,416
   Selling, general and
     administrative                    4,329,739        4,054,303    3,755,653
   Write-off of property, plant,
     and equipment                       100,000                -            -
   Loss on asset sale                     51,741                -            -
                                     -----------      -----------  -----------
     Total costs and expenses         16,953,026       17,651,512   15,004,585
                                     -----------      -----------  -----------

Loss from operations                  (7,499,486)      (5,108,841)  (4,422,900)

Interest income                          267,492          262,965      249,371
Other income (expense)                  (108,992)          25,042      (92,608)
Interest expense                        (202,395)        (183,138)    (155,515)
                                     -----------      -----------  -----------
   Net loss                          $(7,543,381)     $(5,003,972) $(4,421,652)
                                     -----------      -----------  -----------
                                     -----------      -----------  -----------

Basic and diluted loss per share          $(1.09)          $(0.80)      $(0.80)
                                     -----------      -----------  -----------
                                     -----------      -----------  -----------
Shares used in per share calculation   6,896,649        6,263,446    5,543,073
                                     -----------      -----------  -----------
                                     -----------      -----------  -----------

The accompanying notes are an integral part of these financial statements.

                                  CONDUCTUS, INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY
          For each of the three years in the period ended December 31, 1997

                                                                                      Unrealized
                                                           Common     Additional     Gain (Loss) on    Accumulated
                                                            Stock   Paid-In Capital   Investments         Deficit          Total
                                                          -------   ---------------   -------------    -------------    ----------
Balances, January 1, 1995                                 $   537    $29,414,318        (84,762)       $(19,801,182)    $9,528,911
Issuance of 224,762 shares of common stock to employees        23        133,386                                           133,409
Compensation associated with stock options granted                        34,528                                            34,528
Issuance of 101,790 shares of common stock to
  employees under the employee stock purchase plan             10        453,216                                           453,226
Repurchase of 8,967 shares of common stock                                   (90)                                              (90)
Unrealized gain on investments, net                                                      85,388                             85,388
Net loss                                                                                                 (4,421,652)    (4,421,652)
                                                          -------    -----------       --------        ------------     ----------
Balances, December 31, 1995                                   570     30,035,358            626         (24,222,834)     5,813,720
Issuance of 69,037 shares of common stock to employees          7        110,318                                           110,325
Issuance of 1,000,000 shares of common stock through
   secondary offering, net of issuance costs                  100      9,892,107                                         9,892,207
Issuance of 57,848 shares of common stock to employees
   under the employee stock purchase plan                       6        340,597                                           340,603
Compensation associated with stock options granted                        27,001                                            27,001
Unrealized gain on investments, net                                                       3,182                              3,182
Net loss                                                                                                 (5,003,972)    (5,003,972)
                                                          -------    -----------       --------        ------------     ----------
Balances, December 31, 1996                                   683     40,405,381          3,808         (29,226,806)    11,183,066
Issuance of 137,000 shares of common stock
   to employees                                                14        381,592                                           381,606
Issuance of 50,686 shares of common stock to
   employees under the employee stock purchase plan             5        247,662                                           247,667
Compensation associated with stock options granted                        36,001                                            36,001
Unrealized loss on investments, net                                                      (3,808)                            (3,808)
Net loss                                                                                                 (7,543,381)    (7,543,381)
                                                          -------    -----------       --------        ------------     ----------
Balances, December 31, 1997                                $  702    $41,070,636           $  -        $(36,770,187)    $4,301,151
                                                          -------    -----------       --------        ------------     ----------
                                                          -------    -----------       --------        ------------     ----------


The accompanying notes are an integral part of these financial statements.

                                  CONDUCTUS, INC.

                              STATEMENTS OF CASH FLOWS


                                                             For The Years Ended December 31,
                                                      ----------------------------------------------
                                                           1997           1996               1995
                                                           ----           ----               ----
Cash flows from operating activities:
   Net loss                                            $(7,543,381)   $(5,003,972)        $(4,421,652)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
   Depreciation and amortization                           827,071        925,718             901,340
   Compensation associated with stock options granted       36,001         27,001              34,528
   Provision for excess and obsolete inventories           199,845                             20,000
   (Gain)loss on disposal of equipment                      51,741        (22,922)
   Provision for allowance for doubtful accounts           198,232
(Increase) decrease in:
   Accounts receivable                                   1,603,099       (505,439)           (910,573)
   Inventories                                            (219,017)      (455,449)           (290,845)
   Prepaid expenses and other current assets               258,077       (112,152)           (122,994)
   Other assets                                             40,001        (63,580)             (1,099)
Increase, (decrease) in:
   Accounts payable and accrued liabilities               (153,367)       314,024             166,025
                                                       -----------    -----------         -----------
   Net cash used in operating activities                (4,701,698)    (4,896,771)         (4,625,270)
                                                       -----------    -----------         -----------
Cash flows from investing activities:
   Proceeds from sales of short-term investments        39,401,345     44,266,602          40,473,743
   Purchases of short-term investments                 (33,445,385)   (47,899,357)        (36,235,256)
   Acquisition of property and equipment                  (689,286)    (1,264,478)         (1,568,033)
   Net proceeds from sales of assets                       581,243         29,196                   -
                                                       -----------    -----------         -----------
    Net cash (used in) provided by investing activities  5,847,917     (4,868,037)          2,670,454
                                                       -----------    -----------         -----------
Cash flows from financing activities:
   Proceeds from borrowings                                910,132      1,229,019           1,432,944
   Net proceeds from issuance of Common stock              629,273     10,343,135             586,635
   Repurchase of common stock                                                                     (90)
   Principal payments under capital lease obligations                     (37,894)           (143,340)
   Principals payments on long-term debt                (1,194,055)      (921,871)           (153,686)
                                                       -----------    -----------         -----------
   Net cash provided by financing activities               345,350     10,612,389           1,722,463
                                                       -----------    -----------         -----------
   Net increase (decrease) in cash and cash equivalents  1,491,569        847,581            (232,353)
Cash and cash equivalents at beginning of period         1,119,991        272,410             504,763
                                                       -----------    -----------         -----------
Cash and cash equivalents at end of period              $2,611,560   $  1,119,991          $  272,410
                                                       -----------    -----------         -----------
                                                       -----------    -----------         -----------


The accompanying notes are an integral part of these financial statements.

                                  CONDUCTUS, INC.
                           NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION:

     The Company was formed to develop, manufacture and market superconductive electronic devices, circuits and systems for sensor, communications, test and instrumentation, and digital electronics applications. On September 30, 1997, the Company discontinued operation of the Company's Instrument and Systems Division.

     SUBSTANTIAL FUTURE CAPITAL NEEDS:

     The Company to date has received limited revenues from product sales and as of March 23, 1998, had cash reserves of approximately $540,000. On March 30, 1998, the Company entered into an agreement to expand its existing bank working capital line of credit from $1,000,000 to $2,000,000, subject to receivables eligibility requirements and certain other restrictions.

     On April 14, the Company entered into a "bridge" loan credit facility with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at 3.625 per share, the closing price for the Company's shares on April 13, 1998.

     The agreement provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

         if the loan is outstanding after May 31, 1998, a warrant for an additional 10,000 shares at the May 31, 1998 closing price will be granted.

         if the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares at the June 30, 1998 closing price will be granted.

     Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, Risk Factors--Substantial Future Capital Needs", and Note 17 of Conductus, Inc. Notes to Financial Statements, "Subsequent Events."

     The Company anticipates that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through September 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. The Company is continuing to pursue a number of financing alternatives, but there can be no assurance that additional financing will be available on acceptable terms or at all.

     The Company has adopted a plan of action to deal with its cash reserve situation. The Company has implemented a cost reduction program which will result in immediate headcount reductions of 11 employees and reduced levels of operating expenses, working capital requirements and capital expenditures over the next several quarters. The Company is pursuing a sale-leaseback transaction with several leasing companies. The Company continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

     The development of the Company's planned products will require a commitment of substantial additional funds. There can be no assurance that additional financing will be available on acceptable terms or at all. Unless the Company is able to raise significant additional funds, through debt or equity issuances, asset sales or otherwise, the Company will be required to delay, scale-back or eliminate one or more of its research and development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or potential products that the Company would not otherwise relinquish. The Company's future capital requirements will depend on many factors, including continued progress in its research and development programs, the magnitude of these programs, the time and cost involved in obtaining any required regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, successful completion of technological, manufacturing and market requirements, changes in existing research relationships, the availability of funding under government contracts, the ability of the Company to establish collaborative arrangements and the cost of manufacturing scale-up and the amount and timing of future revenues. See "Risk Factors - Substantial Future Capital Needs."

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

     CERTAIN RISKS AND CONCENTRATIONS:

     The Company's superconducting products are concentrated in the electronic component industry which is highly competitive and rapidly changing. Revenues for the Company's products are concentrated with a relatively limited number of customers and supplies for certain components are concentrated among a few providers. In addition, approximately 77% of the Company's total revenues for each of the fiscal years 1997, 1996, and 1995 were for government-related contracts. The development of new technologies or commercialization of superconductive products by any competitor could affect operating results adversely.

     CASH, CASH EQUIVALENTS AND INVESTMENTS:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments, which consist primarily of foreign debt, corporate and preferred bonds and commercial paper, are stated at fair market value. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Additionally, cash and cash equivalents are held by two major U.S. banks.

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

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives of four to six years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the assets or the related lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in results of operations.

     REVENUE RECOGNITION:

     Product revenues are generally recognized at the time of shipment. Income from other revenue and royalty agreements is recognized at such time as the earnings process is complete and once collectibility is considered probable. Appropriate allowance is made for product returns and potential warranty claims at the time of shipment.

     RESEARCH AND DEVELOPMENT CONTRACTS:

     The Company has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Cost of contract revenues for the years ended December 31, 1997, 1996, and 1995 was $9,814,000, $13,178,000, and $9,176,000, respectively. Costs include direct engineering and development costs and applicable overhead.

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

     ACCOUNTING FOR STOCK-BASED COMPENSATION:

     As permitted by Statement of Financial Accounting Standards No. 123
     (SFAS 123) "Accounting for Stock-Based Compensation", the Company accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APBO 25). All other grants are accounted for using the fair value method described in SFAS 123 with appropriate compensation expense recognition in the statement of operations, where significant.

     BASIC AND DILUTED LOSS PER SHARE:

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

                                                         Years ended December 31,
                                               ------------------------------------------
                                                  1997            1996             1995
                                                  -----           ----             -----
 Numerator - basic and diluted EPS:
   Net income (loss)                           $(7,543,381)    $(5,003,972)    $(4,421,652)
 Denominator - basic and diluted EPS:
   Common Stock outstanding                      6,896,649       6,263,446       5,543,073
Basic earnings per share                            $(1.09)         $(0.80)         $(0.80)
Diluted earnings per share                          $(1.09)         $(0.80)         $(0.80)

     In the 1997, 1996, and 1995 computations, common equivalent shares are excluded from the basic and diluted loss per share as their effect is antidilutive. Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of antidilution were approximately 268,000, 591,000 and 505,000 for the years ended 1997, 1996, and 1995.

     RECLASSIFICATIONS:

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

     RECENT PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 will become effective for the Company's 1998 fiscal year.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Other Information." SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision makers. Specific information to be reported for individual segments includes profit and loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 will become effective for the Company's 1998 fiscal year.

     The Company is currently studying the implications of these statements and has not yet determined the impact of their adoption.

3.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                             For The Years Ended December 31,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                             ----          ----          ----
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the year for interest              $173,571    $  191,050     $  147,605
                                                            --------    ----------     ----------
                                                            --------    ----------     ----------
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FUNDING ACTIVITIES:

       Unrealized gain (loss) on investments, net           $  3,808    $    3,182     $   85,388
                                                            --------    ----------     ----------
                                                            --------    ----------     ----------

     OTHER NONCASH EXPENSES:
       Compensation associated with stock options granted   $ 36,001    $   27,001     $   34,528
                                                            --------    ----------     ----------
                                                            --------    ----------     ----------

4.   INVESTMENTS:

     Investments, all of which are classified as available-for-sale, are summarized below:

                                   December 31, 1997           December 31, 1996
                            --------------------------   ----------------------------
                               Cost       Market Value       Cost        Market Value
                               ----       ------------       ----        ------------
Debt securities:
     Corporate bonds                                      $2,356,259      $2,359,453
     Preferred bonds                                       2,000,000       2,000,000
     Foreign debt             $289,829       $289,829
       Commercial paper        247,702        247,702      2,078,596       2,079,210
       Other                     4,587          4,587         18,545          18,545
       Accrued interest         14,515         14,515         59,193          59,193
                              --------      ---------     ----------      ----------
         Subtotal              556,633        556,633      6,512,593       6,516,401
Unrealized gain, net                 -              -          3,808
                              --------      ---------     ----------      ----------
        Total                 $556,633       $556,633     $6,516,401      $6,516,401
                              --------      ---------     ----------      ----------
                              --------      ---------     ----------      ----------

     At December 31, 1997, all scheduled maturities of investments are within one year. Investments consisted primarily of foreign debt and commercial paper bearing interest between 5.00% to 6.16% per annum are due to mature between January 1998 and April 1998.

     For the years ended December 31, 1997, 1996, and 1995 gross realized gains and losses on sales of available-for-sale securities were not material, the cost of securities sold is based on the specific identification method.

5.   ACCOUNTS RECEIVABLE:

     Accounts receivable, net, consists of the following:

                                                             December 31,
                                                      -------------------------
                                                          1997          1996
                                                          ----          ----
U.S. government contracts:
    Unbilled
       Recoverable costs and accrued profit
         on progress completed--not billed            $  796,283     $  466,509
       Unrecovered costs and estimated profits
         subject to future negotiation--not billed       350,000              -
    Billed                                               793,382      2,842,285
Commercial                                               363,822        497,792

Reserves                                                (248,232)       (50,000)
                                                      ----------     ----------
                                                      $2,055,255     $3,756,586
                                                      ----------     ----------
                                                      ----------     ----------

     Recoverable costs and accrued profit and unrecovered costs and estimated profits not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable from the
     U. S. Government at December 31, 1997 will be billed over the next 120 days as incremental increases to the contract are funded by the contract administrator or as final billing rates related to fiscal years 1994 through 1996 are approved by the DCAA.

6.   INVENTORIES:

     Inventories, net, consist of the following:

                              December 31,
                          ----------------------
                            1997         1996
                            ----         ----
Raw materials             $293,336   $  604,070
Work in process            366,550      521,997
Finished goods             231,326      175,806
Reserves                  (280,845)     (81,000)
                          --------   -----------
                          $610,367   $ 1,220,873
                          --------   -----------
                          --------   -----------

7.   PROPERTY AND EQUIPMENT:

     Property and equipment, including equipment acquired under capital leases, consist of the following:

                                    December 31,
                              -------------------------
                                 1997           1996
                                 ----           ----
Equipment                     $6,859,265     $6,403,590
Leasehold improvements         1,590,605      1,586,350
Furniture and fixtures           424,824        449,574
Construction in process          307,386        318,003
                              ----------     ----------
                               9,182,080      8,757,517
Accumulated depreciation
  and amortization            (6,481,486)    (5,815,832)
                              ----------     ----------
                              $2,700,594     $2,941,685
                              ----------     ----------
                              ----------     ----------

8.   OTHER ACCRUED LIABILITIES:

    Other accrued liabilities consist of the following:

                                                December 31,
                                        -----------------------------
                                           1997                1996
                                           ----                ----
Accrued consulting and professional     $  138,155          $  171,300
Accrued compensation                       704,675             727,299
Other accrued liabilities                  220,891             147,317
                                        ----------          ----------
                                        $1,063,721          $1,045,916
                                        ----------          ----------
                                        ----------          ----------

9.   LONG-TERM DEBT AND OTHER BORROWINGS:

     At December 31, 1997, the Company has three term loan obligations and a bank line of credit with annual maturities as follows:

1998             $1,547,507
1999                288,416
2000                 21,265
                 ----------
                 $1,857,188
                 ----------
                 ----------

     In December 1997, the Company modified its bank line of credit facility which expires February 28, 1998. See Note 17. The agreement provides for borrowings up to the lesser of $500,000 or 75% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 1.00% (a total of 9.50% at December 31, 1997) and are collateralized by a $500,000 certificate of deposit, accounts receivable, equipment and other assets of the Company. At December 31, 1997, the Company had borrowed $500,000 under the agreement. In connection with a prior line of credit modification, on March 8, 1996, the Company issued the lender warrants to acquire 15,000 shares of the Company's common stock at a price of $11.25 per share. These warrants may be exercised by the holder at any time until the expiration date, March 8, 2001.

     The three equipment credit facilities and line of credit facility require that the Company provide financial information to the lender, obtain approval of the lender for any material disposition of the collateral except in the ordinary course of business and meet certain financial ratios, minimum tangible net worth, minimum cash and investments and other covenants.

     All borrowings under these credit facilities are at the bank's prime rate plus 1.00% (a total of 9.50% at December 31, 1997) with interest paid monthly, and are collateralized by the related equipment. At December 31, 1997, there were no amounts available under these credit facilities.

     The Company received a waiver in March 1998 from the institution with respect to default that occurred in the fourth quarter of fiscal 1997 on certain financial covenants.

10.  COMMITMENTS:

     The Company leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases expiring in February 1998, August 2000 and August 2001. Under the terms of the leases, the Company is responsible for certain expenses and taxes.

     Future minimum payments under these noncancelable leases are as follows:

Fiscal year:
------------
1998                 $  338,810
1999                    327,114
2000                    279,114
2001                    122,076
                     ----------
                     $1,067,114
                     ----------
                     ----------

     Rent expense was $385,432, $438,531 and $470,379, for December 31, 1997,
     1996, and 1995, respectively.

11.  RESEARCH AND DEVELOPMENT ARRANGEMENTS:

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

     ADVANCED TECHNOLOGY PROGRAM:

     In August 1992, the Company, acting as administrator for and on behalf of a joint venture formed to conduct research to develop a prototype hybrid superconductor/semiconductor computer under the Department of Commerce Advanced Technology Program, entered into a cost-sharing cooperative agreement with the U.S. government. Under the terms of the five year agreement, the U.S. government agreed to share costs of the joint venture's research effort up to an aggregate of $7,450,000, including subcontractor costs. Revenue of $714,000, $1,613,000, and $1,920,000 was recognized under this contract for 1997, 1996, and 1995, respectively.

     FOCUSED RESEARCH INITIATIVE:

     In September 1995, the Company entered into a contract with the Naval Research Laboratory for the development of HTS receiver coils for pulse magnetic resonance imaging (MRI) prototype for screening of breast cancer. Revenue of $920,000, $1,473,000, and $185,000 was recognized under the contract for 1997, 1996, and 1995, respectively.

     LUCENT JOINT DEVELOPMENT AGREEMENT:

     In April 1996, the Company entered into a joint development and licensing agreement with Lucent Technologies, Inc., to develop a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent provide technical support to the program. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned. Revenue of $1,080,000 and $428,000 was recognized under the agreement for 1997 and 1996, respectively.

     DARPA CRYOPACKAGING PROGRAM:

     In August 1996, the Company entered into a contract with the Naval Research Laboratory to solve technical problems associated with the support and utilization of cryoelectronic components in advanced electronic systems with particular emphasis on microwave communications. Revenue of $847,000 and $616,000 was recognized under this contract for 1997 and 1996, respectively.

12.  STOCKHOLDERS' EQUITY

     CAPITAL STOCK:

     Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized but unissued preferred stock. In connection with obtaining the lease lines of credit, the Company issued to the leasing companies warrants exercisable for the Company's preferred stock, which converted to warrants for 32,894 and 9,664 shares of common stock, at a price per share of $6.08 and $8.96, respectively. As of December 31, 1997, warrants for 16,447 and 2,087 shares of Common Stock remain exercisable, respectively, The warrants, which are immediately exercisable, expire August 5, 1998. Also see Note 17, "Subsequent Events."

     1992 STOCK OPTION/STOCK ISSUANCE PLAN:

     Under the Company's stock option/stock issuance plan (the Plan), as amended, a total of 2,080,000 shares of common stock are authorized for issuance under the Plan as of December 31, 1997.
                                     -40-

     Additionally each year the non-employee Board members receive a 3,000 share grant that vests over three years.

     The Plan is divided into three separate components: the discretionary option grant program, the automatic option plan program and the stock issuance program. Under the discretionary option grant program, eligible individuals may be granted incentive options or nonstatutory options. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock of the Company on date of grant. The exercise price of nonstatutory options granted under the Plan must be not less than 85% of the fair market value of the common stock on date of grant. Under the automatic option grant program, non-employee Board members automatically receive non-statutory options to purchase shares of the Company's common stock. Each non-employee Board member who first becomes a non-employee Board member at any time on or after January 23, 1995 is automatically granted at the time of such initial election or appointment an option to purchase 15,000 shares of common stock. The options are immediately exercisable, subject to the Company's repurchase right which lapses with respect to twenty percent (20%) of the optioned shares upon completion of twelve (12) months of Board service from the date of grant, and the remainder of the optioned shares in forty-eight (48) equal monthly installments. Under the stock issuance program eligible individuals are allowed to purchase shares of the Company's common stock at fair market value or for such consideration as the Compensation Committee deems advisable.

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

     In 1992, the Company issued options at below fair market value, resulting in a compensation charge of $295,000, which is being amortized to the statement of operations over the vesting period of the related options. As of December 31, 1997, $18,160 remains to be amortized.

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on these dates is presented below:

                                                    Options Outstanding
                                 ---------------------------------------------------------
                                 Available For                                    Weighted
                                  Grant under                                  Avg. Exercise
                                   Option Plan    Shares       Price per share     Price
-------------------------------------------------------------------------------------------
Balances, January 1, 1995            133,642       1,150,591    $ .16 -  5.75      $2.76
Additional shares authorized         300,000
Granted                             (309,163)        309,163    $4.94 -  7.25       5.61
Exercised                                           (224,762)   $ .16 -  6.31        .58
Canceled                             154,559        (212,684)   $ .45 -  6.88       3.08
                                    --------      ----------                       -----
Balance, December 31, 1995           279,038       1,022,308    $ .16 -  7.25      $4.04
Additional shares authorized         300,000
Granted                             (528,000)        528,000    $6.50 - 15.25       9.57
Exercised                                            (57,311)   $ .16 -  7.25       2.08
Canceled                             107,815        (107,815)   $ .45 - 11.50       6.09
                                    --------      ----------                       -----
Balance, December 31, 1996           158,853       1,385,182    $ .16 - 15.25      $6.07
Additional shares authorized         200,000
Granted                             (644,000)        644,000    $3.44 -  8.38       6.31
Exercised                                           (137,000)   $ .16 -  6.38       2.79
Canceled                             806,495        (806,495)   $ .45 - 15.25       7.98
                                    --------      ----------                       -----
Balance December 31, 1997            521,348       1,085,687    $ .45 - 13.00      $4.68
                                    --------      ----------                       -----
                                    --------      ----------                       -----


     At December 31, 1997, and 1996, vested options to purchase 797,925 and 477,522 were unexercised. The weighted average price for the vested options were $4.68 and $3.21.

     REPRICING OF STOCK OPTIONS:

     On April 29, 1997, the Plan Administrator of the 1992 Stock Option/Stock Issuance Plan adopted a plan for repricing of stock options under which each employee-holder of outstanding options with an exercise price above the closing price of the Company's stock on April 29, 1997, was permitted to elect to exchange the existing options for new options, subject to the same terms as the corresponding original stock options being surrendered, except that the exercise price was equal to the closing price of the Company's common stock on April 29, 1997, and all shares were to be unvested until April 29, 1998, after which they would be subject to the original vesting schedule.

     EMPLOYEE STOCK PURCHASE PLAN:

     In July 1994, the Employee Stock Purchase Plan (the ESPP) was adopted by the Company's Board of Directors. A total of 350,000 shares of common stock are authorized for issuance under the ESPP as of December 31, 1997. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The purchase price of such stock under the ESPP cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period.
     During 1997 and 1996 employees purchased 50,686 and 57,848 shares for a total of approximately $381,606 and $340,603, respectively. At
     December 31, 1997, 139,676 shares were available for future grants under the Plan.

     SHAREHOLDER RIGHTS PLAN:

     On January 22, 1998, the Board of Directors of Conductus, Inc. (the "Company") declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.0001 per share (the "Common Shares") outstanding on February 16, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the "Preferred Shares"), of the Company, at a price of $29.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement.

     COMMON STOCK RESERVED:

     At December 31, 1997, the Company had reserved the following shares of Common Stock:

Employee Stock Purchase Plan             139,676
Warrants                                  33,534
Option Plan                            1,607,035
                                       ---------
                                       1,780,245
                                       ---------
                                       ---------

     STOCK BASED COMPENSATION PLANS - VALUATION:

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                       Options Outstanding                         Options Exercisable
                     -------------------------------------------------------   -----------------------------
                                                                  Weighted
                        Number            Weighted Average         Average        Number          Weighted
Range of Exercise     Outstanding at    Remaining Contractual     Exercise     Exercisable at     Average
       Prices           12/31/97             Life (Years)          Price         12/31/97      Exercise Price
-------------------------------------------------------------------------------------------------------------
$  0.45  -  $ 0.88      163,091                  4.66             $  0.63         163,091         $  0.63
$  3.44  -  $ 5.25      104,666                  7.79             $  4.79         104,666         $  4.79
$  5.38  -  $ 6.50      740,252                  7.91             $  5.96         452,490         $  5.61
$  6.56  -  $13.00       77,678                  8.79             $  7.66          77,678         $  7.66
------------------    ---------                  ----             -------         -------         -------
$  0.45  -  $13.00    1,085,687                  7.47             $  5.17         797,925         $  4.68
------------------    ---------                  ----             -------         -------         -------
------------------    ---------                  ----             -------         -------         -------

     The following information concerning the Company's stock issuance plans (see Employee Stock Purchase Plan) is provided in accordance with SFAS
     123. The Company however continues to apply APBO 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plan.

     The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1997 and 1996.

                                      1997                    1996                       1995
                              Group A     Group B      Group A        Group B     Group A     Group B
                              -------     -------      -------        -------     -------     --------
Risk-free Interest Rates      6.23%       5.50%        6.13%          5.50%       6.38%       5.60%
Expected Life                 4.4 years   6 months     4.9 years      6 months    4.9 years   6 months
Volatility                    0.83        0.83         0.76           0.76        0.76        0.76
Dividend Yield                --          --           --             --          --          --

     The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all employees, Officers, and Directors. Group B represents the employees with purchase rights under the Employee Stock Purchase Plan.

     The weighted average fair value of those options granted in 1997, 1996, and 1995 was $4.10, $6.19, and $3.64. The weighted average fair value of those purchase rights granted in 1997, 1996, and 1995 was $2.71, $3.47, and $2.21.

     Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1997, 1996, and 1995 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                       1997            1996             1995
                                                       ----            ----             ----
Net Loss  - As reported                           $(7,543,000)     $(5,004,000)     $(4,422,000)
          - Proforma                              $(8,746,000)     $(6,057,000)     $(4,917,000)

Basic and diluted loss per share - As reported         $(1.09)          $(0.80)          $(0.80)
                                 - Proforma            $(1.27)          $(0.97)          $(0.89)

     The above proforma effect may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of equity grants made prior to 1995 or additional future grants.

     On March 8, 1996 the Company issued warrants to acquire 15,000 shares of common stock at a price of $11.25 per share.

13.  401(k) PROFIT SHARING PLAN:

     The Company has a 401(k) Profit Sharing Plan which covers substantially all employees. Under the plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by the Company irrespective of whether it has net profits. No contributions were made by the Company during the years 1994 through 1997.

14.  ASSET DISPOSALS:

     During the third quarter of 1997, the company disposed of the net assets of its Systems and Instrumentation division, and its NMR product line. The following table summarizes the financial impact of the transactions:

Proceeds from the sale of product lines and related assets.       $1,128,093
Net book value of assets sold:
  Fixed assets                                                        (3,306)
  Inventories                                                       (629,678)
Costs related to asset disposal.                                    (546,850)
                                                                  ----------
Net loss                                                          $  (51,741)
                                                                  ----------
                                                                  ----------

15.  INCOME TAXES:

     The components of deferred tax assets are as follows:

                                                          December 31,
                                                 -------------------------------
                                                      1997            1996
                                                      ----            -----
Property and equipment, principally due to
differences in depreciation                     $     198,000     $     327,000
Accrued liabilities and other                         248,000           519,000
Tax credit carryforwards                            1,191,000                 -
Capitalized research and development expense           76,000           882,000
Net operating loss carry forward                   13,028,000         9,190,000
Valuation allowance                               (14,741,000)      (10,918,000)
                                                -------------     -------------
Net deferred tax asset                          $           -     $          -
                                                -------------     -------------
                                                -------------     -------------


     Due to the uncertainty surrounding the realization of the deferred tax assets in future tax years, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

     At December 31, 1997, the Company had approximately $36,231,000 and $12,150,000 in net operating loss carry forwards for federal and state income purposes, respectively. These expire in the years 1998 through 2012. The utilization of the Company's net operating loss carry forwards may be subject to certain limitations upon certain changes in ownership, as defined.

16.  BUSINESS SEGMENT AND MAJOR CUSTOMERS:

     The Company was formed to operate in a single industry segment encompassing the development, manufacture, and marketing of electronic components and systems based on superconductors.

     Commercial sales to one customer as a percentage of revenues were 9% ($896,000), 12% ($1,560,000) and 11% ($1,172,000), in 1997, 1996 and
     1995, respectively. Amounts receivable from this customer were $183,000 and $381,000 at December 31, 1997 and 1996, respectively.

     The Company's export revenues are all denominated in U.S. dollars and are summarized as follows:

                       1997          1996           1995
                       ----          ----           ----
Japan               $  896,000    $1,560,000     $1,172,000
Rest of the world      240,000       433,000        256,000
                    ----------    ----------     ----------
                    $1,136,000    $1,993,000     $1,428,000
                    ----------    ----------     ----------
                    ----------    ----------     ----------

17.  SUBSEQUENT EVENTS:

     RE-NEGOTIATED CREDIT FACILITIES:

     On March 30, the Company renegotiated the terms of its bank line of credit and its three equipment term loan facilities. The bank line of credit facility provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under the agreement bear interest at the bank's prime rate plus 2.0%, and are collateralized by the accounts receivable, equipment and the assets of the Company.

     The three equipment term loan facilities will continue to be amortized using the same interest rates and amortization periods in effect under the previous agreement. However, amounts owing under these facilities will be collateralized by certificates of deposit or other restricted cash accounts. This requirement will be in effect after July 30, 1998.

     The Company is required to provide financial information to the lender, obtain approval of the lender for any material disposition of the collateral, except in the ordinary course of business, and meet certain minimum tangible net worth covenants.

     NEW "BRIDGE" LOAN FACILITY

     On April 14, the Company entered into a "bridge" loan credit facility with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at 3.625 per share, the closing price for the Company's shares on April 13, 1998.

     The agreement provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

         if the loan is outstanding after May 31, 1998, a warrant for an additional 10,000 shares at the May 31, 1998 closing price will be granted.

         if the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares at the June 30, 1998 closing price will be granted.

     Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Conductus, Inc.:

Our report on the financial statements of Conductus Inc., is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P

San Jose, California
February 9, 1997

                                                                 SCHEDULE II

                                   CONDUCTUS, INC
                         VALUATION AND QUALIFYING ACCOUNTS

Column A                                       Column B              Column C          Column D   Column E

                                               Balance at    Charged to                           Balance at
                                              Beginning of   Cost and     Other                   End of
Description                                      Period      Expenses     Accounts    Deductions  Period

Year ended December 31, 1995:

Allowance for doubtful accounts                $  50,000     $     --     $    --     $     --    $  50,000

Allowance for excess and obsolete inventory    $  61,000     $ 20,000     $    --     $     --    $  81,000


Year ended December 31, 1996:

Allowance for doubtful accounts                $  50,000     $     --     $    --     $     --    $  50,000

Allowance for excess and obsolete inventory    $  81,000     $     --     $    --     $     --    $  81,000



Year ended December 31, 1997:

Allowance for doubtful accounts                $  50,000     $273,232                 $(75,000)   $ 248,232

Allowance for excess and obsolete inventory    $  81,000     $249,845                 $(50,000)   $ 280,845