Form 10-K/A
period 1997-12-31
CONDUCTUS INC
filed 1998-04-28
CIK 884621

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

On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at $3.625 per share, the closing price for the Company's shares on April 13, 1998.

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

Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 1 and 17 of Conductus, Inc. Notes to Financial Statements.

On April 22, 1998, the Company entered into a lease line of credit commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000 with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98%, and there are certain reporting and financial covenants which the company is required to satisfy.

All the credit facilities contain financial and reporting covenants. In the event of default on any of these covenants, the entire amount outstanding could become due and payable immediately upon default and assets collateralizing the amounts outstanding could be seized and sold by the lender, unless such default is waived by the lender. There can be no assurance that the Company will satisfy such covenants or, if the Company fails to satisfy such covenants, that waivers will be obtained from lenders in the event of future defaults.

Conductus anticipates that its existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through at least December 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time.

The Company has adopted a plan consisting of the following additional steps to conserve cash and improve its liquidity. The Company has implemented a cost reduction program which will result in immediate headcount reduction of 11 employees and reduced levels of operation expenses, working capital requirements, and capital expenditures over the next several quarters. The Company also continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

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

                             Price Range of Common Stock
                     ------------------------------------------
                          Fiscal 1996          Fiscal 1997
                     -------------------   --------------------
                       High       Low       High          Low
                     -------     ------    ------        ------
First Quarter        $15         $6 1/2    $9 1/4        $6
Second Quarter        16 1/2      9 3/4     7 5/8         5 5/8
Third Quarter         12 7/8      7 5/8     6 5/16        4 7/8
Fourth Quarter         9 1/2      6         5 7/8         3 1/4

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

On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at $3.625 per share, the closing price for the Company's shares on April 13, 1998.

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

On April 22, 1998, the Company entered into a lease line of credit commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000 with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98%, and there are certain reporting and financial covenants which the company is required to satisfy.

All the credit facilities contain financial and reporting covenants. In the event of default on any of these covenants, the entire amount outstanding could become due and payable immediately upon default and assets collateralizing the amounts outstanding could be seized and sold by the lender, unless such default is waived by the lender. There can be no assurance that the Company will satisfy such covenants or, if the Company fails to satisfy such covenants, that waivers will be obtained from lenders in the event of future defaults.

On April 17, 1998, the Company received a commitment letter from a current shareholder stating that the shareholder is prepared, if necessary, to participate in future financing efforts in the amount of at least $1,500,000. This commitment expires March 31, 1999. See "Risk Factors -- Substantial Future Capital Needs", and Notes 1 and 17 of Conductus, Inc. Notes to Financial Statements.

Conductus anticipates that its existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through at least December 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time.

The Company has adopted a plan consisting of the following additional steps to conserve cash and improve its liquidity. The Company has implemented a cost reduction program which will result in immediate headcount reduction of 11 employees and reduced levels of operation expenses, working capital requirements, and capital expenditures over the next several quarters. The Company also continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

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
3.  See Exhibits

 EXHIBIT
  NUMBER       DESCRIPTION
------------   ------------
2.1(1)         Stock Exchange Agreement dated as of May 28, 1993 between the
               Registrant and Tristan Technologies, Inc. ("Tristan").
3.3(2)         Restated Certificate of Incorporation.
3.5(8)         Restated Bylaws of Registrant.
4.8(9)         Shareholder Rights Plan.
10.1(1)        Second Amended and Restated Registration Rights Agreement dated
               June 3, 1993.
10.3(1)+       Coordinated Research Program Agreement dated October 14, 1988 and
               Amendment dated May 26, 1991 between the Registrant and
               Hewlett-Packard Company ("H-P"), as amended by the Agreement
               Between Registrant and Hewlett-Packard Company dated
               June 2, 1993.
10.7.3(6)+     Superconducting Filter Technology Joint Development Agreement
               dated April 25, 1996 between the Registrant and Lucent
               Technologies Inc.
10.7.4(7)      Collaboration Agreement between Registrant and CTI dated
               September 19, 1995.
10.7.5(7)      High Temperature  Superconductor Thin-Film Manufacturing Alliance
               Agreement among Registrant, Superconductor Technologies, Inc.,
               Stanford University, Georgia Research Corporation,
               Microelectronic Control and Sensing Incorporated, IBIS, Focused
               Research and BDM Federal dated November 17, 1995.
10.17(1)       Lease Agreement dated May 3, 1993 between the Registrant and
               Mozart-McKee Limited Partnership for part of the Sunnyvale facilities.
10.19(10)      1992 Stock Option/Stock Purchase Plan.
10.20(1)       Amended 1989 Stock Option Plan.
10.21(1)       1987 Stock Option Plan.
10.22(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.24(4)       Lease Agreement dated December 8, 1994 between Registrant and
               Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.25(4)       Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.26(4)       Employment Agreement dated May 3, 1994 between Registrant and Mr.
               Charles E. Shalvoy.
10.28(3)       Conductus, Inc. 1994 Employee Stock Purchase Plan.
10.29(5)       Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.30(11)      Business Loan Agreement dated December 27, 1996 between
               Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
10.31(12)      Loan Modification Agreement dated June 30, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.32(12)      Loan Modification Agreement dated November 12, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.33(12)      Loan Modification Agreement dated December 23, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
10.35(12)+     Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's
               NMR Probe business.

 EXHIBIT
  NUMBER       DESCRIPTION
------------   ------------
10.36(12)      Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
10.37(12)      Asset Purchase Agreement dated September 3, 1997, between
               Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
23.1           Consent of Independent Accountants
24.1           Power of Attorney (See Page 29).


(1) Incorporated herein by reference from the same numbered exhibits filed with the Company's Registration Statement on Form S-1 (Number 33-64020), as amended.
(2) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1993 Annual Report on Form 10-K.
(3) Incorporated herein by reference from exhibit number 99.1 to the Company's Registration Statement on a Form S-8 filed with the SEC on August 5, 1994.
(4) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1994 Annual Report on Form 10-K.
(5) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1995 Annual Report on Form 10K.
(6) Incorporated herein by reference from the same numbered exhibit filed with the Company's Registration Statement on Form S-1 (Number 333-3815), as amended, on May 10, 1996
(7) Incorporated herein by reference from the same numbered exhibit filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815) on June 17, 1996.
(8) Incorporated herein by reference from Exhibit 3.3 to the Company's Registration Statement on Form 8-K filed with the SEC on January 22,
     1998.
(9) Incorporated herein by reference from Exhibit 1 to the Company's Registration Statement on Form 8-K filed with the SEC on January 22, 1998.
(10) Incorporated herein by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on November 26, 1997.
(11) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1996 Annual Report on Form 10K.
(12) Incorporated herein by reference from the same numbered exhibit filed with the Company's 1997 Annual Report on Form 10K.
+ Confidential treatment granted or requested as to certain portions of these exhibits.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.
(c)  Exhibits
     See responses to Item 14(a)(3) above.
(d)  Financial Statement Schedules
     None required, except as indicated in response to Item 14(a)(2) above.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.

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

       Signature                     Title                            Date
       ----------                    -----                            -----
/s/ Charles E. Shalvoy   President, Chief Executive Officer       April 28, 1998
----------------------   and Director (Principal Executive
Charles E. Shalvoy       Officer)

/s/ Ainslie Mayberry     Chief Financial Officer                  April 28, 1998
----------------------
Ainslie Mayberry

/s/ Donald F. DePascal   Controller
----------------------   (Principal Accounting Officer)           April 28, 1998
Donald F. DePascal

/s/ John F. Shoch        Chairman of the Board of Directors       April 28, 1998
----------------------
John F. Shoch, Ph.D.

/s/ Martin Cooper        Director                                 April 28, 1998
----------------------
Martin Cooper

/s/ Robert Janowiak      Director                                 April 28, 1998
----------------------
Robert Janowiak

/s/ Marty Kaplan         Director                                 April 28, 1998
----------------------
Marty Kaplan

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

     Our previous report on the accompanying financial statements dated February 9, 1998 (except for Notes 1 and 17, as to which the date was April 17, 1998) contained a paragraph emphasizing the uncertainty surrounding the Company's ability to raise additional capital. As discussed in Note 1 to the financial statements, the company has secured additional financing in the form of a sales leaseback agreement as well as certain commitments from an existing shareholder; accordingly, the paragraph emphasizing the uncertainty has been removed.

COOPERS & LYBRAND L.L.P.

San Jose, California
February 9, 1998 (Except for Notes 1 and 17, as to which the date is April 27, 1998.)

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

     On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at $3.625 per share, the closing price for the Company's shares on April 13, 1998.

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

     On April 22, 1998, the Company entered into a lease line of credit commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000 with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98%, and there are certain reporting and financial covenants which the company is required to satisfy.

     On April 17, 1998, the Company received a commitment letter from a current shareholder stating that the shareholder is prepared, if necessary, to participate in future financing efforts in the amount of at least $1,500,000. This commitment expires March 31, 1999. See
     "Management's Discussion and Analysis of Financial Condition and
     Results of Operations -- Liquidity and Capital Resources, Risk
     Factors -- Substantial Future Capital Needs", and Note 17 of Conductus, Inc. Notes to Financial Statements, "Subsequent Events."

     The Company anticipates that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy the Company's projected working capital and other cash requirements through at least December 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time.

     There can be no assurance that additional financing will be available on acceptable terms or at all.

     The Company has adopted a plan consisting of the following additional steps to conserve cash and improve its liquidity. The Company has implemented a cost reduction program which will result in immediate headcount reductions of 11 employees and reduced levels of operating expenses, working capital requirements and capital expenditures over the next several quarters. The Company continues to explore and evaluate equity and debt financing alternatives. There can be no assurance that any or all of the measures taken by the Company will provide sufficient liquidity.

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

     The three equipment term loan facilities will continue to be amortized using the same amortization periods in effect under the previous agreement. However, the interest rate on these loans is changed to the bank's prime rate plus 2.0% and amounts owing under these facilities will be collateralized by certificates of deposit or other restricted cash accounts. This requirement will be in effect after July 28, 1998.

     The Company is required to provide financial information to the lender, obtain approval of the lender for any material disposition of the collateral, except in the ordinary course of business, and meet certain minimum tangible net worth covenants.

     NEW "BRIDGE" LOAN FACILITY

     On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2.00%. The facility matures in 120 days, but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares at $3.625 per share, the closing price for the Company's shares on April 13, 1998.

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

     LEASING FACILITY COMMITMENT

     On April 22, 1998, the Company entered into a lease line of credit commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000 with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98%, and there are certain reporting and financial covenants which the company is required to satisfy.

     SHAREHOLDER FINANCING PARTICIPATION COMMITMENT

     On April 17, 1998, the Company received a commitment letter from a current shareholder stating that the shareholder is prepared, if necessary, to participate in future financing efforts in the amount of at least $1,500,000. This commitment expires March 31, 1999.

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