Form 10-Q
period 1998-03-31
CONDUCTUS INC
filed 1998-05-14
CIK 884621

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915


                                  CONDUCTUS, INC.
              (Exact name of registrant as specified in its charter)

            Delaware                                 77-0162388
-------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or organization)

969 W. Maude Ave., Sunnyvale, California                94086
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                   (408) 523-9950
--------------------------------------------------------------------------------
                (Registrant's Telephone Number, including area code)

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

Common shares outstanding at May 4, 1998: 7,076,814

                                       Total pages: 17
                                       Index to Exhibits to be found on page 17

                                CONDUCTUS, INC.
                                    Index


PART I : FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3
         ITEM 1 : FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . 3

          Condensed Balance Sheets at March 31, 1998 and December 31, 1997 . . 3
          Condensed Statements of Operations for the Three Months
             Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . 4
          Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . 5
          Notes to Condensed Financial Statements. . . . . . . . . . . . . . . 6

          ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . .10

          ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


Part II : OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .15
         ITEM 1 : LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .15
         ITEM 2 : CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . .15
         ITEM 3 : DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . .15
         ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .15
         ITEM 5 : OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .15
         ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .15

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

                                  CONDUCTUS, INC.
                              CONDENSED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1998            1997
                                                    ----            ----
                                                (UNAUDITED)
ASSETS

     Current assets:

     Cash and cash equivalents                      $691,646     $2,111,560
     Restricted cash                                 500,000        500,000
     Short-term investments                                -        556,633
     Accounts receivable, net                      1,492,269      2,055,255
     Inventories, net                                873,053        610,367
     Prepaid and other assets                        114,774        139,479
                                                     -------        -------
Total current assets                               3,671,742      5,973,294
                                                   ---------      ---------


     Property, plant and equipment, net            2,686,241      2,700,594
     Other assets                                     82,266         87,762
                                                      ------         ------
     Total assets                                 $6,440,249     $8,761,650
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Current portion of long-term debt            $1,330,377     $1,547,507
     Accounts payable                              2,335,441      1,539,590
     Other accrued liabilities                       899,414      1,063,721
                                                     -------      ---------
Total current liabilities                          4,565,232      4,150,818

     Long-term debt, net of current portion          191,385        309,681
                                                     -------        -------

Total liabilities                                  4,756,617      4,460,499
                                                   ---------      ---------
Stockholders' equity:

     Common stock                                        718            702
     Additional paid-in capital                   41,087,305     41,070,636
     Accumulated deficit                         (39,404,391)   (36,770,187)
                                                 ------------   ------------
     Total stockholders' equity                    1,683,632      4,301,151
                                                   ---------     ----------
     Total liabilities and stockholders' equity   $6,440,249     $8,761,650
                                                  ----------     ----------
                                                  ----------     ----------

                              See accompanying notes.

                               CONDUCTUS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                   Three Months Ended
                                                         March 31,
                                                   1998           1997
                                                   ----           ----

Revenues:

     Contract                                       $863,614     $2,272,586

     Product                                         264,078        867,044
                                                     -------        -------
          Total revenues                           1,127,692      3,139,630
                                                   ---------      ---------

Operating expenses:

     Cost of product                                 338,817        435,073

     Research and development                      2,298,252      2,977,954

     Selling, general & adminstrative              1,097,803      1,125,359
                                                   ---------      ---------
          Total operating expenses                 3,734,872      4,538,386
                                                   ---------      ---------
     Loss from operations                         (2,607,180)    (1,398,756)


Interest income                                       28,599         96,715
Other income (expense)                                     -         (4,079)
Interest expense                                     (55,623)       (56,936)
                                                     --------       --------

     Net loss                                    $(2,634,204)   $(1,363,056)
                                                 ------------   ------------
                                                 ------------   -------------

Net loss per basic and diluted common
share                                                 $(0.38)        $(0.20)
                                                      -------        -------
                                                      -------        -------
Shares used in computing per share
amounts                                            7,014,625      6,841,000
                                                   ----------     ----------
                                                   ----------     ----------


                               See accompanying notes.

                                  CONDUCTUS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                             Three months ended
                                                                         --------------------------
                                                                          March 31,        March 31,
                                                                            1998             1997
                                                                            ----             ----
Cash flows from operating activities:

     Net loss                                                             $(2,634,204)   $(1,363,056)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                            195,999        225,796
     Provision for excess and obsolete inventory                              109,895

(Increase) decrease in:

     Accounts receivable                                                      562,986        947,772
     Inventories                                                             (372,581)      (219,008)
     Prepaid expenses, other current assets, and other assets                  30,201       (115,020)

Increase (decrease) in:

     Accounts payable and other accrued liabilities                           631,544        (13,787)
                                                                              -------        --------
Net cash used in operating activities                                      (1,476,160)      (537,303)
                                                                           -----------      ---------


Cash flows from investing activities:

     Proceeds from sales of short-term investments                            556,633     11,599,336
     Purchases of short-term investments                                            -    (10,684,069)
     Acquisition of property and equipment                                   (181,646)      (252,216)
                                                                             ---------      ---------
Net cash provided by investing activities                                     374,987        663,051
                                                                              -------        -------

Cash flows from financing activities:

     Proceeds from borrowings                                                       -        207,573
     Net proceeds from issuance of common stock                                16,685        151,787
     Principal payments on long-term debt                                    (335,426)      (271,631)
                                                                             ---------      ---------
Net cash provided by (used in) financing activities                          (318,741)        87,729
                                                                             ---------        -------

Net increase (decrease) in cash and cash equivalents                       (1,419,914)       213,477

Cash and cash equivalents at beginning of period                            2,611,560      1,119,991
                                                                            ---------      ---------

Cash and cash equivalents at end of period                                 $1,191,646     $1,333,468
                                                                           -----------    -----------
                                                                           -----------    -----------


                               See accompanying notes.

                                   CONDUCTUS, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     UNAUDITED INTERIM FINANCIAL INFORMATION:

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     CASH, CASH EQUIVALENTS, AND INVESTMENTS:

          At March 31, 1998, all of Conductus, Inc.'s (the Company or Conductus) highly liquid investments had original maturities of less than ninety days, and accordingly are considered cash equivalents.

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

     BASIC AND DILUTED LOSS PER SHARE:

          In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:


-----------------------------------------------------------------------------
                                              Three months ended March 31,
-----------------------------------------------------------------------------
                                                  1998           1997
-----------------------------------------------------------------------------
Numerator - basic and diluted EPS:

-----------------------------------------------------------------------------
     Net loss                                     $(2,634,204)   $(1,363,056)

-----------------------------------------------------------------------------
Denominator - basic and diluted EPS:

-----------------------------------------------------------------------------
     Common Stock outstanding                      7,014,625      6,841,000

-----------------------------------------------------------------------------
Basic loss per share                                  $(0.38)        $(0.20)
                                                      -------        -------
                                                      -------        -------

-----------------------------------------------------------------------------
Diluted loss per share                                $(0.38)        $(0.20)
                                                      -------        -------
                                                      -------        -------
-----------------------------------------------------------------------------


In the above computations, common equivalent shares are excluded from the basic and diluted loss per share as their effect is anti-dilutive. Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 126,000 and 416,000 for the quarters ended March 31, 1998 and 1997 respectively.

     RECENT PRONOUNCEMENTS:

     COMPREHENSIVE INCOME

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net loss. The component of comprehensive loss, which is excluded from net loss, is not significant and therefore, no separate statement of comprehensive income has been presented.

     SEGMENT REPORTING

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.


2. ACCOUNTS RECEIVABLE :

Accounts receivable, net, consist of the following:

                                              March 31, 1998      December 31, 1997
                                              ---------------     -----------------
U. S. government contracts:

        Unbilled                                    $878,584         $1,146,283

        Billed                                       796,194            793,382

Commercial                                            64,689            363,822

Reserves                                            (247,198)          (248,232)
                                                    ---------          ---------

                                                  $1,492,269         $2,055,255
                                                  ----------         -----------
                                                  ----------         -----------

3.  INVENTORIES:

Inventories, net, consist of the following:

                                              March 31, 1998      December 31, 1997
                                              --------------      -----------------
Raw materials and purchased parts             $ 634,326           $ 293,336
Work in process                                 295,683             366,550



Finished goods                                  333,784             231,326
Reserves                                       (390,740)           (280,845)
                                               ---------         -----------
                                             $ 873,053           $ 610,367
                                             ---------           --------
                                             ---------           --------


4.   LONG TERM DEBT:

          At March 31, 1998, the Company's credit facilities consisted of a bank line of credit and three equipment term loans. The bank line of credit agreement provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by a $500,000 certificate of deposit, accounts receivable, equipment and other assets of the Company. At March 31, there was $ 500,000 outstanding under this facility.

          The three equipment term loans bear interest at the bank's prime rate plus 2%, with principal and interest payments paid monthly, and are collateralized by the related equipment. After July 28, 1998, these loans must be collateralized by certificates of deposit or other restricted cash accounts. At March 31, 1998, there was $1,022,000 outstanding under these loans, and no further amounts were available.

     All the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under the facility and the entire amounts outstanding could become due and payable immediately upon default, unless such default is waived by the lender.

5.   SUBSEQUENT EVENTS:

          On April 17, 1998, the Company received a commitment letter from a current stockholder stating that the stockholder is prepared, if necessary, to participate in future financing efforts in the amount of at least $1,500,000. This commitment expires March 31, 1999.

          On April 22, 1998 the Company entered into a sale leaseback commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000, with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98% and there are certain reporting and financial covenants which the Company is required to satisfy.

          On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2%. The facility matures in 120 days but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares of the Company's stock at $3.625 per share. The agreement further provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

               If the loan is outstanding after May 29, 1998, a warrant for an additional 10,000 shares, at the May 31, 1998 closing price, will be granted.

               If the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares, at the June 30, 1998 closing price, will be granted.

Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights.

Item 2 : Management's Discussion and Analysis of Financial Condition and Results of Operations

          This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Conductus, Inc.'s (the Company or Conductus) actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Part 1 of the Company's Annual Report on Form 10-K/A as of and for the year ended December 31, 1997. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report on Form 10-Q.

     OVERVIEW

          Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of March 31, 1998, Conductus had accumulated losses of $39,404,000 and expects to incur significant additional losses at least during 1998. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.

     RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997

          The Company's total revenues decreased to $1,128,000 for the first quarter of 1998, a 64% decrease from $3,140,000 for the same period in 1997. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts were $864,000 for the first quarter of 1998, a decrease of 62% from $2,273,000 in the same period in the prior year. This decrease reflects the focus of the Company's business interests on the wireless market, following the disposal of the Instrument and System division and the NMR product line in the third quarter of 1997, and a lower level of federal R & D funding in the Company's technology area. At March 31, 1998, Conductus had a backlog of approximately $955,000 under existing U.S. government contracts, most of which is to be performed in the next 12 months, and approximately $5,413,000 in awards from U. S. government agencies for which such agencies had not yet entered into research contracts with the Company. The Company anticipates that contract revenues for the second quarter of 1998 may slightly exceed those of the first quarter of 1998, although there can be no assurance as to the level of contract revenue in any future period. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

          Product revenues decreased to $264,000 in the first quarter of 1998, a 70% decrease from $867,000 of product sales in same period in the prior year. The decrease in product revenues resulted primarily from decreased shipments of products from the Instrument and Systems division, which the Company disposed of during the third quarter of 1997, and lower volumes of other magnetic sensing products, offset somewhat by increased volume of government wireless products, as shown in the table below:


------------------------------------------------------------------------------------
                                           Three months ended:
------------------------------------------------------------------------------------
                                    March 31, 1998   March 31, 1997     Change
                                         (A)             (B)            (A)-(B)
------------------------------------------------------------------------------------
Government wireless product           $149,000          $-0-           $149,000
------------------------------------------------------------------------------------
San Diego division products              -0-           441,000         (441,000)
------------------------------------------------------------------------------------
Other magnetic sensing products        115,000         426,000         (311,000)
                                       -------         -------         ---------
------------------------------------------------------------------------------------
Total product sales                   $264,000        $867,000        $(603,000)
                                      --------        --------        ----------
                                      --------        --------        ----------
------------------------------------------------------------------------------------

          Cost of product sales decreased to $339,000 for the first quarter of 1998, a 22% decrease over the same period in 1997, primarily due to decreased product sales, offset somewhat by higher unit production costs on wireless and magnetic sensing products, and a $110,000 increase in the inventory valuation reserve, related to higher levels of commercial wireless product inventories and customer demo units. Gross margins decreased to -28% in the first quarter of 1998 from 50% in the same period in 1997, reflecting the higher unit production costs and the increase in the inventory valuation reserve due to the introduction of the wireless product. Margins are anticipated to improve to the extent unit volumes increase significantly, which could lead to lower per unit costs for purchased materials and
overhead.   Costs of contract revenues are included in research and
development expenses.

          Research and development expenses decreased to $2,298,000 in the first quarter of 1998, a 23% decrease from $2,978,000 for the same period in 1997. The decrease is primarily attributable to lower levels of expenditures for government contracts, and decreased headcount and expenditures related to the Instruments and Systems division and NMR product lines, partially offset by increases in expenditures for telecommunications product development. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

          Selling, general and administrative expenses decreased to $1,098,000 for the first quarter of 1998, a 2% decrease over the same period in 1997. This decrease reflects the disposal of the Instrument and System division, largely offset by higher spending in Sales and Marketing for wireless products. As the Company begins to market commercial products, the Company anticipates that there will be additional sales and marketing costs above those incurred in 1997.

          Total headcount decreased to 79 at March 31, 1998 from 124 at March 31, 1997, reflecting reductions in personnel in the Instrument and Systems division and the NMR product line, as well as recent reductions of approximately 11 people. The headcount reductions are the result of the Company's continuing focus on telecommunications market opportunities, as well as the need to conserve cash and control expenses in line with anticipated revenue levels.

          The Company's total operating expenses were $3,735,000 for the first quarter of 1998, an 18% decrease from the $4,538,000 for the same period in 1997 for the reasons described above.

          The change in interest income and expense in the first quarter of 1998 compared to the same period in the prior year reflects lower levels of cash and debt in the respective periods. The Company has not paid federal income taxes since inception due to its cumulative operating losses.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private placement financings, $41,136,000 from U.S. government contracts, $6,556,000 in aggregate borrowings under equipment lease lines of credit, equipment term loans, and bank line of credit, and $3,715,000 in interest income. As of March 31, 1998, the Company's aggregate cash and cash equivalents totaled $1,192,000, including $500,000 of restricted cash.

          During the first quarter of 1998, the Company took several steps to conserve cash and improve its liquidity. The Company re-negotiated its bank line of credit agreement to provide for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by a $500,000 certificate of deposit, accounts receivable, equipment and other assets of the Company. At March 31, there was $ 500,000 outstanding under this facility. The Company also implemented a cost reduction program that resulted in headcount reductions of approximately 11 people and anticipated lower levels of operating expenses, working capital requirements and capital expenditures over the remainder of 1998.

          Net cash used in operations was $1,476,000 for the first three months of 1998 compared to $537,000 for the same period in 1997. The increase in net cash used in operating activities in the first three months of 1998 was primarily due to the larger net loss for the quarter and an increase in inventories, offset partially by the decrease in accounts receivable (though somewhat less than the decrease in accounts receivable for the first quarter of 1997), and the increase in accounts payable and other accrued liabilities. The accounts receivable decrease for the quarter was due to lower levels of revenue, offset somewhat by slower than anticipated collections on certain government receivables. The increase in inventories came primarily in the raw material and purchased parts for wireless commercial products. The increase in accounts payable and other accrued liabilities was primarily due to general delays in the payments to vendors as the Company attempted to conserve cash while it continued to negotiate various financing arrangements during the quarter.

          The Company anticipates that it will incur significant additional net losses during the balance of 1998. The Company anticipates that its accounts receivable and inventories may increase during 1998 as a result of increased working capital requirements to support telecommunications products. The Company anticipates fewer delays in payments to vendors during the rest of 1998. As a result, the Company anticipates the use of additional cash in operating activities during the balance of 1998.

          Net cash provided by investing activities was $375,000 for the first three months of 1998 compared to net cash provided by investing activities of $663,000 for the first three months of 1997. In 1998, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment. In 1997, net cash was also primarily provided by net reductions in short-term investments offset somewhat by purchases of property and equipment. The Company anticipates that its purchases of property and equipment for the remainder of 1998 may be somewhat lower than 1997 levels. The Company is pursuing leasing arrangements to finance further purchases of property and equipment, if any, during the remainder of 1998.

          Net cash used in financing activities was $319,000 for the first three months of 1998 compared to net cash provided by financing activities $88,000 in the first three months of the prior year. Net cash used in financing activities in the first three months of 1998 was primarily for principal payments on debt, offset partially by net proceeds of the issuance of common stock. In the first three months of 1997, net cash provided by financing activities was primarily from the proceeds of the issuance of common stock and from borrowings under credit facilities, offset somewhat by principal payments on debt.

          Subsequent to March 31, 1998, the Company has taken the following actions to improve its liquidity. There can be no assurance that any or all of the actions taken by the Company will provide sufficient liquidity. Failure to maintain adequate liquidity would have a material adverse effect on the Company.

          On April 17, 1998, the Company received a commitment letter from a current stockholder stating that the stockholder is prepared, if necessary, to participate in future financing efforts in the amount of at least $1,500,000. This commitment expires March 31, 1999.

          On April 22, the Company entered into a sale leaseback commitment with a leasing company. Under the terms of this commitment, the Company will sell certain of its assets to the leasing company and lease the assets back from the leasing company. The amount available under this facility is $2,000,000, with another $500,000 available contingent upon the Company achieving certain financial requirements in the future. The facility grants to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate would be 13.98% and there are certain reporting and financial covenants which the Company is required to satisfy.

          On April 23, 1998, the Company entered into a "bridge" loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2%. The facility matures in 120 days but may be paid off sooner at the Company's option. The agreement grants to the bank a warrant to purchase 15,000 shares of the Company's stock at $3.625 per share. The agreement further provides for additional warrants to be granted based on the length of time the loan is outstanding, as follows:

               If the loan is outstanding after May 31, 1998, a warrant for an additional 10,000 shares, at the May 31, 1998 closing price, will be granted.

               If the loan is outstanding after June 30, 1998, a warrant for an additional 25,000 shares, at the June 30, 1998 closing price, will be granted.

Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights.

     All of the Company's credit arrangements contain reporting and financial covenants which the Company is required to satisfy. There can be no assurance that the Company will satisfy all such covenants in the future. In the event of default on any of these covenants, no further amounts would be advanced to the Company under the facility and the entire amounts outstanding could become due and payable immediately upon default, unless such default is waived by the lender. There can be no assurance that if the Company defaults on any of the covenants, waiver of such default could be obtained from the lender.

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

          Conductus anticipates that its existing available cash, other sources of liquidity, and anticipated revenue, primarily from government contracts, should be adequate to fund the Company's operations at least through December 1998. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. There can be no assurance that additional funding will be available on acceptable terms or at all, if required.

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

          The Company has not yet begun formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's sytems, would not have a material adverse effect on the Company. The Company has not yet determined if it has exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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

RECENT PRONOUNCEMENTS:

COMPREHENSIVE INCOME

          The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net loss. The component of comprehensive loss, which is excluded from net loss, is not significant and therefore, no separate statement of comprehensive income has been presented.

SEGMENT REPORTING

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

Item 3 : Quantitative and Qualitative Discussions About Market Risk - Not Applicable

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

                                                                CONDUCTUS, INC.
                                                                ---------------
                                                                     Registrant


     Dated:  May 14, 1998                                /S/ Donald F. DePascal
                                                         ----------------------
                                                             Donald F. DePascal
                                                   Principal Accounting Officer
                                                    and Duly Authorized Officer


                                                         /S/ Charles E. Shalvoy
                                                         ----------------------
                                                             Charles E. Shalvoy
                                          President and Chief Executive Officer
                                                    and Duly Authorized Officer

EXHIBIT INDEX

     Exhibits                                                        Sequential
     --------
                                                                    Page Number
                                                                    -----------

10.38(A)  Collateral Assignment, Patent Mortage and Security Agreement

10.39     Silicon Valley Bank Loan Agreement

27.01     Financial Data Schedule

(A)  CONFIDENTIAL TREATMENT REQUESTED.