Form 10-Q
period 1998-06-30
CONDUCTUS INC
filed 1998-08-14
CIK 884621

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-Q

(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER  #0-11915

                                  CONDUCTUS, INC.

               (Exact name of registrant as specified in its charter)



Delaware                                                 77-0162388
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

969 W. Maude Ave., Sunnyvale, California                    94086
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                      (408) 523-9950
-------------------------------------------------------------------------------
                (Registrant's Telephone Number, including area code)

                                      Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



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

Common shares outstanding at August 10, 1998: 7,116,410

Total pages: 20
Index to Exhibits to be found on page 19

                                  CONDUCTUS, INC.

                                       Index



PART I : FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
         ITEM 1 : FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Balance Sheets at June 30, 1998 and December 31, 1997 . . . . . . . . . .  3
         Condensed Statements of Operations for the Three and Six Months Ended June 30,
            1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
         Condensed statements of Cash Flows for the Six Months Ended June 30, 1998 and
            1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
         Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . .  6

         ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .  9
         ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . 14

PART II : OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
          ITEM 1 : LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
          ITEM 2 : CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . 15
          ITEM 3 : DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . 15
          ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . 16
          ITEM 5 : OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
          ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . 17


PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

                                  CONDUCTUS, INC.

                              CONDENSED BALANCE SHEETS


                                                  June 30,         December 31,
                                                   1998                1997
                                                   ----                ----
                                                (Unaudited)
ASSETS

Current assets:

Cash and cash equivalents                       $1,272,718        $2,111,560

Restricted cash                                      -               500,000

Short-term investments                               -               556,633

Accounts receivable, net                         1,613,051         2,055,255

Inventories, net                                   668,263           610,367

Prepaid and other assets                           131,487           139,479
                                                 ---------         ---------
Total Current Assets                             3,685,519         5,973,294
                                                 ---------         ---------

 Property, plant and equipment, net              2,443,137         2,700,594

Other assets                                       582,266            87,762
                                                 ---------         ---------

Total assets                                    $6,710,922        $8,761,650
                                                ----------        ----------
                                                ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Note payable - bank                             $1,950,000        $    -

Current portion of long-term debt                1,037,356         1,547,507

Accounts payable                                 1,192,811         1,539,590

Other accrued liabilities                          739,884         1,063,721
                                                 ---------         ---------

Total current liabilities                        4,920,051         4,150,818

Long-term debt, net of current portion           1,936,555           309,681
                                                 ---------         ---------

Total liabilities                                6,856,606         4,460,499
                                                 ---------         ---------
Stockholders' equity (deficit):

Common stock                                           727               702

Additional paid-in capital                      41,190,890        41,070,636

Accumulated deficit                            (41,337,301)      (36,770,187)
                                               ------------      ------------

Total stockholders' equity (deficit)               (145,684)        4,301,151
                                               ------------      ------------

Total liabilities and stockholders'
equity (deficit)                                 $6,710,922        $8,761,650
                                                -----------       -----------


                                                CONDUCTUS, INC.

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                  Three Months Ended June 30,                       Six Months Ended June 30,
                                                 1998                    1997                      1998                 1997
                                                 ----                    ----                      ----                 ----
Revenues:


Contract                                         $   866,512             $ 1,836,928               $ 1,730,126          $ 4,110,898


Product                                              173,284                 648,385                   437,362            1,514,045
                                                 -----------             -----------               -----------          -----------

Total revenues                                     1,039,796               2,485,313                 2,167,488            5,624,943


Operating expenses:


Cost of product                                      162,166                 845,973                   500,983            1,281,046


Research and development                           1,870,884               2,898,263                 4,169,136            5,876,217


Selling, general & administrative                    864,953               1,020,652                 1,962,756            2,146,011


Writedown of property, plant, & equipment                  -                 100,000                         -              100,000
                                                 -----------             -----------               -----------          -----------

Total operating expenses                           2,898,003               4,864,888                 6,632,875            9,403,274
                                                 -----------             -----------               -----------          -----------


Loss from operations                              (1,858,207)             (2,379,575)               (4,465,387)          (3,778,331)


Interest income                                       14,175                  79,438                    42,774              176,153

Other income (expense)                                     -                 (21,314)                        -              (25,393)

Interest expense                                     (88,878)                (68,123)                 (144,501)            (125,059)
                                                 -----------             -----------               -----------          -----------

Net loss                                         $(1,932,910)            $(2,389,574)              $(4,567,114)         $(3,752,630)
                                                 -----------             -----------               -----------          -----------
                                                 -----------             -----------               -----------          -----------

Net loss per basic and diluted common share      $     (0.27)            $     (0.35)              $     (0.65)         $     (0.55)
                                                 -----------             -----------               -----------          -----------
                                                 -----------             -----------               -----------          -----------

Shares used in computing per share amounts         7,083,000               6,864,000                 7,049,000            6,853,000



                            See accompanying notes.

                                  CONDUCTUS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                                --------

                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:

     Net loss                                                                          $ (4,567,114)     $ (3,752,630)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                          451,496           430,796

     Writedown of property, plant, & equipment                                                                100,000

     Provision for excess and obsolete inventory                                             96,176

 Changes in:

     Accounts receivable                                                                    442,204           667,928

     Inventories                                                                           (154,072)          154,720

     Prepaid and other assets                                                              (486,512)          114,394

     Accounts payable and other accrued liabilities                                        (670,616)          (49,830)
                                                                                          ---------         ---------

 Net cash used in operating activities                                                   (4,888,438)       (2,334,622)
                                                                                          ---------         ---------

Cash flows from investing activities:

     Proceeds from sales of short-term investments                                          556,633        19,924,912

     Purchases of short-term investments                                                          -       (17,466,378)

     Acquisition of property and equipment                                                 (194,038)         (515,414)
                                                                                          ---------         ---------

Net cash provided by investing activities                                                   362,595         1,943,120
                                                                                          ---------         ---------

Cash flows from financing activities:

     Proceeds from borrowings                                                             4,450,000           410,133

     Net proceeds from issuance of common stock                                             120,278           192,087

     Principal payments on long-term debt                                                (1,383,277)         (543,263)
                                                                                          ---------         ---------

Net cash provided by financing activities                                                 3,187,001            58,957
                                                                                          ---------         ---------

Net decrease in cash and cash equivalents                                                (1,338,842)         (332,545)

Cash and cash equivalents at beginning of period                                          2,611,560         1,119,991
                                                                                          ---------         ---------

Cash and cash equivalents at end of period                                              $ 1,272,718         $ 787,446
                                                                                          ---------         ---------
                                                                                          ----------        ---------

                             See accompanying notes.

CONDUCTUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       UNAUDITED INTERIM FINANCIAL INFORMATION:

             The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       CASH, CASH EQUIVALENTS, AND INVESTMENTS:

             At June 30, 1998, all of Conductus Inc.'s (the "Company" or "Conductus") highly liquid investments had original maturities of less than ninety days, and accordingly are considered cash equivalents.

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

       BASIC AND DILUTED LOSS PER SHARE:

             In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                      Three months ended June 30,           Six months ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                       1998               1997                1998            1997
--------------------------------------------------------------------------------------------------------------------------
     Numerator - basic and diluted EPS:
--------------------------------------------------------------------------------------------------------------------------
          Net loss                                     $(1,932,910)       $(2,389,574)        $(4,567,114)    $(3,752,630)
--------------------------------------------------------------------------------------------------------------------------
     Denominator - basic and diluted EPS:
--------------------------------------------------------------------------------------------------------------------------
          Common Stock outstanding                       7,083,000          6,864,000           7,049,000       6,853,000
--------------------------------------------------------------------------------------------------------------------------
     Basic loss per share                                   $(0.27)            $(0.35)             $(0.65)         $(0.55)
                                                            -------            -------             -------         -------
                                                            -------            -------             -------         -------
--------------------------------------------------------------------------------------------------------------------------
     Diluted loss per share                                 $(0.27)            $(0.35)             $(0.65)         $(0.55)
                                                            -------            -------             -------         -------
                                                            -------            -------             -------         -------
--------------------------------------------------------------------------------------------------------------------------



In the above computations, common equivalent shares are excluded from the basic and diluted loss per share as their effect is anti-dilutive. Common equivalent shares that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 92,000 and 342,000 for the three months ended June 30, 1998 and 1997 respectively, and approximately 110,000 and 387,000 for the six months ended June 30, 1998 and 1997 respectively.

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

             SEGMENT REPORTING

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

2. ACCOUNTS RECEIVABLE :

Accounts receivable, net, consist of the following:

                                               June 30, 1998              December 31, 1997
                                               -------------              -----------------
U. S. government contracts:

     Unbilled                                  $811,768                    $1,146,283

     Billed                                     941,418                       793,382

Commercial                                      160,807                       363,822

Reserves                                       (300,942)                     (248,232)
                                              ---------                     ---------

                                             $1,613,051                    $2,055,255
                                             ----------                    ----------
                                             ----------                    ----------

3.  INVENTORIES:

Inventories, net, consist of the following:

                                               June 30, 1998              December 31, 1997
                                               -------------              -----------------
Raw materials and purchased parts               $   480,148                $   293,336

Work in process                                      38,259                    366,550

Finished goods                                      526,877                    231,326

Reserves                                           (377,021)                  (280,845)
                                               ------------                -----------

                                                $   668,263                $   610,367
                                               ------------                -----------
                                               ------------                -----------

4.  LONG TERM DEBT:

              At June 30, 1998, the Company's credit facilities consisted of a note payable from a leasing company, a bank bridge loan, three bank equipment term loans, and a bank line of credit.

             On April 22, 1998, the Company entered into a sale leaseback commitment with a leasing company, which was classified as a note payable to the leasing company, collateralized by the Company's property, plant, and equipment. The effective interest rate is 13.98% and there are certain reporting and financial covenants which the Company is required to satisfy. The Company also granted to the leasing company warrants to purchase up to $125,000 of the Company's stock at a price equal to $4.11. The fair value of such warrants is approximately $102,000 and will be amortized over the three year life of the loan. The total amount loaned to the Company under this facility is $2,500,000; however, of this total, $500,000 will not be available to the Company until the Company successfully completes an equity offering pursuant to the terms of the loan agreement.

             On April 23, 1998, the Company entered into a bridge loan credit facility agreement with its bank. The facility provides for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2%. The facility matures on August 21, 1998, and the Company is currently negotiating an extension with the bank. The agreement grants to the bank warrants to purchase 50,000 shares of the Company's stock at $3.625 per share. Such warrants have a term of five years and a fair value of approximately $132,000. Borrowings under this facility are collateralized by a first priority security interest in all of the Company's property, including intellectual property rights, and a second priority security interest in the Company's property, plant, and equipment. At June 30, 1998, there was $50,000 available under this facility.

             The three equipment term loans bear interest at the bank's prime rate plus 2%, with principal and interest payments paid monthly. These term loans mature on the later of the maturity dates set forth in each of the original term loan agreements or the date of completion of an equity financing transaction; provided, however, that if the Company chooses to collateralize the term loans with restricted cash deposits, then the maturity dates for the term loans shall remain as stated in each of the original term loan agreements. At June 30, 1998, there was approximately $ 632,000 outstanding under these loans, and no further amounts were available.

             The bank line of credit agreement provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and will be collateralized by accounts receivable, equipment and other assets of the Company. At June 30, 1998, there were no amounts outstanding under this facility.

             At June 30, 1998, the Company was in default of its tangible net worth covenant. The Company received a waiver for this default from the Lender.

             All the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

Item 2 : Management's Discussion and Analysis of Financial Condition and Results of Operations

             This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Conductus Inc.'s (the "Company" or "Conductus") actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Part 1 of the Company's Annual Report on Form 10-K/A as of and for the year ended December 31, 1997. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q.

     OVERVIEW

             Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of June 30, 1998, Conductus had accumulated losses of approximately $41,337,000 and expects to incur significant additional losses at least during 1998. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.

     RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

             The Company's total revenues decreased to $1,040,000 for the second quarter of 1998, a 58% decrease from $2,485,000 for the same period in 1997. For the six months ended June 30, 1998, the Company's total revenues decreased to $2,167,000, a 61% decrease from $5,625,000 for the same period in 1997. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts were $867,000 for the second quarter of 1998, a decrease of 53% from $1,837,000 in the same period in the prior year. For the six months ended June 30, 1998, revenues under U.S. government research and development contracts were $1,730,000, a decrease of 58% from $4,111,000 in the same period in the prior year. Both of these decreases reflect the focus of the Company's business on products for the wireless communications market, following the disposal of the Instrument and System division and the NMR product line in the third quarter of 1997, and a lower level of federal R & D funding in the Company's technology area. At June 30, 1998, Conductus had a backlog of approximately $477,000 under existing U.S. government contracts, most of which is to be performed in the next 12 months, and approximately $5,312,000 in awards from U. S. government agencies for which such agencies had not yet entered into research contracts with the Company. The Company anticipates that contract revenues for the third quarter of 1998 may slightly exceed those of the second quarter of 1998, although there can be no assurance as to the level of contract revenue in any future period. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

             Product revenues decreased to $173,000 in the second quarter of 1998, a 73% decrease from $648,000 of product sales in same period in the prior year. For the six months ended June 30, 1998, product revenues decreased to $437,000 in the second quarter of 1998, a 71% decrease from $1,514,000 of product sales in same period in the prior year. The decrease in product revenues resulted primarily from decreased shipments of products from the Instrument and Systems division, which the Company disposed of during the third quarter of 1997, and lower volumes of other magnetic sensing products, offset somewhat by increased volume of government and commercial wireless communications products, as shown in the table below:



-----------------------------------------------------------------------------------------------------------------------
                                                Three months ended:                         Six months ended:
-----------------------------------------------------------------------------------------------------------------------
                                        June 30,      June 30,     Change          June 30,     June 30,      Change
                                         1998          1997      (A) - (B)          1998         1997       (C) - (D)
                                          (A)           (B)                         (C)           (D)

-----------------------------------------------------------------------------------------------------------------------
 Wireless communications products       $78,000        $-0-         $ 78,000       $228,000      $-0-         $228,000
-----------------------------------------------------------------------------------------------------------------------
 San Diego division products              -0-         154,000       (154,000)         -0-       596,000       (596,000)
-----------------------------------------------------------------------------------------------------------------------
 Other magnetic sensing products         95,000       494,000       (399,000)       209,000     918,000       (709,000)
                                         ------       -------       ---------       -------     -------       ---------
-----------------------------------------------------------------------------------------------------------------------
 Total product sales                   $173,000      $648,000      $(475,000)      $437,000  $1,514,000    $(1,077,000)
                                       --------      --------      ----------      --------  ----------    ------------
                                       --------      --------      ----------      --------  ----------    ------------
-----------------------------------------------------------------------------------------------------------------------

             Cost of product sales decreased to $162,000 for the second quarter of 1998, a 81% decrease over the same period in 1997, primarily due to decreased product sales, offset somewhat by higher unit production costs on wireless and magnetic sensing products. The cost of products for the second quarter of 1997 also included a $300,000 inventory writedown related to the San Diego Instrument and System division inventory. For the six months ended June 30, 1998, cost of product sales decreased to $501,000, a 61% decrease over the same period in 1997, also primarily due to decreased product sales, offset somewhat by higher unit production costs on wireless and magnetic sensing products, and $110,000 inventory writedown recorded in the first quarter of 1998 related to higher levels of wireless product inventories and customer demo units. The six month figure for 1997 also includes the $300,000 San Diego inventory writedown. Gross margins increased to 6% in the second quarter of 1998 from -31% in the same period in 1997, reflecting lower unit product costs and the absence of significant writedowns in the second quarter of 1998. For the six months ended June 30, 1998, gross margins decreased to -15% from 15% in the same period in 1997, primarily due to the higher unit production costs and the increase in the inventory valuation reserve due to the introduction of the wireless product, both occurring in the first quarter of 1998. Margins are anticipated to improve to the extent unit volumes increase significantly, which could lead to lower per
unit costs for purchased materials and overhead.   Costs of contract revenues
are included in research and development expenses.

             Research and development expenses decreased to $1,871,000 in the second quarter of 1998, a 35% decrease from $2,898,000 for the same period in 1997. For the six months ended June 30, 1998, research and development expenses decreased to $4,169,000, a 29% decrease from $5,876,000 for the same period in 1997. Both decreases are primarily attributable to lower levels of expenditures for government contracts, and decreased headcount and expenditures related to the Instruments and Systems division and NMR product lines, partially offset by increases in expenditures for telecommunications product development. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

             Selling, general and administrative expenses decreased to $ 865,000 for the second quarter of 1998, a 15% decrease over the same period in 1997 and decreased to $1,963,000 for the six months ended June 30, 1998, a 9% decrease over the same period in 1997. This decrease reflects the disposal of the Instrument and System division, largely offset by higher spending in Sales and Marketing for wireless communications products. As the Company begins to market commercial products, the Company anticipates that there will be additional sales and marketing costs above those incurred in 1997. The writedown of property, plant, and equipment in the second quarter of 1997 related to the disposal of the Instrument and System division.

             Total headcount decreased to 74 at June 30, 1998 from 115 at June 30, 1997, reflecting reductions in personnel in the Instrument and Systems division and the NMR product line and the lower level of government contract research work. The headcount reductions are the result of the Company's continuing focus on telecommunications market opportunities, as well as the need to conserve cash and control expenses in line with anticipated revenue levels.

             The Company's total operating expenses were $2,898,000 for the second quarter of 1998, an 40% decrease from the $4,865,000 for the same period in 1997 and $6,633,000 for the six months ended June 30, 1998, a 29% decrease from the $9,403,000 for the same period in 1997 for the reasons described above.

             The change in interest income and expense in the three and six month periods ended June 30, 1998 compared to the same periods in the prior year reflect lower levels of cash and debt in the respective periods. The Company has not paid federal income taxes since inception due to its cumulative operating losses.

     LIQUIDITY AND CAPITAL RESOURCES

             The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $14,645,000 raised in private placement financings, $41,136,000 from U.S. government contracts, $11,006,000 in aggregate borrowings under various lease and bank loan arrangements, and $3,729,000 in interest income. As of June 30, 1998, the Company's aggregate cash and cash equivalents totaled $1,273,000.

              During the second quarter of 1998, the Company took several steps to conserve cash and improve its liquidity. These include a $2,500,000 note facility (of which $500,000 is not currently available to the Company) and a $2,000,000 Bridge Loan Facility. See Note 4 for further description of the financing arrangements put in place during the second quarter of 1998.

             Net cash used in operations was $4,888,000 for the first six months of 1998 compared to $2,335,000 for the same period in 1997. The increase in net cash used in operating activities in the first six months of 1998 was primarily due to the larger net loss for the period, an increase in inventories and prepaid and other assets and a decrease in accounts payable and other accrued liabilities, offset partially by the decrease in accounts receivable (though somewhat less than the decrease in accounts receivable for the first six months of 1997), and depreciation and amortization (which was approximately at the same level as the first six months of 1997). The accounts receivable decrease was due to lower levels of revenue, offset somewhat by slower than anticipated collections on certain government receivables. The increase in inventories was primarily in the raw material and purchased parts for wireless commercial products. The decrease in accounts payable and other accrued liabilities was primarily due to an acceleration of payments during the second quarter of 1998 after the Company had delayed payments during the first quarter of 1998 as the Company attempted to conserve cash while it continued to negotiate various financing.

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

             Net cash provided by investing activities was $363,000 for the first six months of 1998 compared to net cash provided by investing activities of $1,943,000 for the first six months of 1997. In 1998, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment. In 1997, net cash was also primarily provided by net reductions in short term investments offset somewhat by purchases of property and equipment. The Company anticipates that its purchases of property and equipment for the remainder of 1998 may be somewhat lower than 1997 levels. The Company is pursuing leasing arrangements to finance further purchases of property and equipment, if any, during the remainder of 1998.

             Net cash provided by financing activities was $3,187,000 for the first six months of 1998 compared to net cash provided by financing activities of $59,000 in the first six months of the prior year. Net cash provided by financing activities in the first six months of 1998 was primarily proceeds from borrowings as follows:


               Note payable                                 $2,500,000

               Bridge loan                                   1,950,000
                                                            ----------
               Total proceeds from borrowings               $4,450,000
                                                            ----------
                                                            ----------

Of the proceeds under the note payable, $500,000 will not be available to the Company until the Company successfully completes an equity offering pursuant to the terms of the loan agreement. Net proceeds from the issuance of common stock provided net cash of $120,000 for the first six months of 1998. The net cash provided by proceeds from borrowings and issuance of common stock was offset somewhat by principal payments on debt. In the first six months of 1997, net cash provided by financing activities was primarily by proceeds from borrowings under credit facilities, offset somewhat by principal payments on debt.

             The Company is currently seeking to complete an $8,000,000 private placement of preferred stock. The Company has received non-binding commitments for a significant portion of this financing. If the Company completes the financing, approximately $2.5 million of the net proceeds would be used to repay existing indebtedness and collateralize existing term loans and the balance would be available to fund the Company's working capital requirements. There can be no assurance that the Company can successfully complete the financing on commercially reasonable terms, or at all, that the financing will provide the Company with sufficient liquidity, or that the financing will not have a significant dilutive effect on existing investors. Failure to successfully complete the financing on a timely basis will have a material adverse effect on the Company. Among other things, the Company may have to further scale back its operations, or seek equity capital from alternative sources on less attractive terms. It may be unable to repay its debts as they come due or it may have to take other action.

             Conductus anticipates that its existing available cash, together with the planned net proceeds from the private placement and other sources of liquidity, and anticipated revenue, primarily from government contracts, should be adequate to fund the Company's operations for at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. The Company continues to explore equity financing alternatives. There can be no assurance that additional equity funding will be available on acceptable terms or at all.

             All of the Company's credit arrangements contain reporting and financial covenants which the Company is required to satisfy. There can be no assurance that the Company will satisfy all such covenants in the future. There can be no assurance that if the Company defaults on any of the covenants, waiver of such default could be obtained from the lender. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

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

             Based on a recent assessment of the Company's sales, manufacturing and finance systems, the Company determined that it will be required to replace these computer systems as they do not properly utilize dates beyond December 31, 1999. The Company presently believes that with the conversion of its sales, manufacturing, and finance systems to new software, the Year 2000 Issue will be mitigated. However, if the conversion is not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has not yet completed the assessment of its remaining internal systems which may be affected by the Year 2000 Issue.

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

             The Company will utilize both internal and external resources to replace its sales, manufacturing, and finance systems. The Company plans to complete this phase in early 1999, and anticipates that the cost of the software and its implementation will not have a material financial impact on the Company. The Company is unable to estimate the remaining financial impact, if any, of the Year 2000 Issue until it completes the assessment of the potential impact of the Year 2000 Issue on its remaining internal systems, on third parties such as its suppliers and customers, on products it has sold, and on other factors that may come to the Company's attention.

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

             SEGMENT REPORTING

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. This statement is effective for fiscal years beginning after December 15, 1997. The statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

ITEM 3:  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET
         RISK - NOT APPLICABLE.

PART II:  OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS - NOT APPLICABLE.


ITEM 2:   CHANGES IN SECURITIES - NOT APPLICABLE.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on May 29, 1998, and with respect to the vote on Item No. 2 was adjourned until June 25, 1998.

          (b)  The meeting included the election of the Board of Directors, submitted as Item No.1, whose names are as follows:
               John F. Shoch
               Martin Cooper
               Charles E. Shalvoy
               Robert N. Janowiak
               Martin A. Kaplan

          (c)  Other matters voted upon at the stockholders meeting were:

     Item No. 2, Approval of Amendment to and restatement of the Company's restated certificate of incorporation;
     Item No. 3, Approval of Amendments to 1992 Stock Option/Stock Issuance
                 Plan;
     Item No. 4, Ratification of the selection of PricewaterhouseCoopers LLP as the Company's Independent Accountants for the year ended December 31, 1998.

     Shares of Common Stock voted were as follows:


Item No. 1     (Election of Board of Directors)

                         Total Vote For                Total Vote Withheld
                         Each Director                 from Each Director
                         -------------                 -------------------
John F. Shoch              5,829,802                          373,875
Martin Cooper              5,816,918                          386,759
Charles E. Shalvoy         5,817,362                          386,315
Robert N. Janowiak         5,818,918                          384,759
Martin A. Kaplan           5,974,952                          374,827



                               for              Against               Abstain                No Vote
                             ------           ----------             ---------              ---------
Item No. 2
(Approval of Amendment
to and restatement
of the Company's
restated certificate
of incorporation)           4,077,534            182,538               31,524                2,058,183

Item No. 3
(Approval of
Amendments to 1992
Stock Option/Stock
Issuance Plan)              4,620,400          1,495,521              129,834                  104,024

Item No. 4
(Selection of
Independent
Accountants)                6,318,654             14,449               16,676                      -0-
            --

ITEM 5:    OTHER INFORMATION.

           Pursuant to an amendment by the Securities and Exchange Commission to Rule 14a-4 of rules promulgated under the Securities Exchange Act of 1934, as amended, effective as of June 29, 1998, please note that if Conductus' stockholders fail to notify the Company prior to February 10, 1999, of any stockholder proposals for which inclusion in the Company's 1999 Proxy Statement is not sought, then the proxies held by the management of Conductus for voting at the 1999 Annual Meeting of Stockholders may be voted with respect to such stockholder proposals at management's discretion without any discussion of the matters in such 1999 Proxy Statement.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS - SEE BELOW.

(B) REPORTS ON FORM 8-K - NOT APPLICABLE.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             CONDUCTUS, INC.
                                                             --------------
                                                                 Registrant



Dated:  August 14, 1998                                /S/ Ainslie Mayberry
                                                       --------------------
                                                           Ainslie Mayberry
                                                    Chief Financial Officer
                                                and Duly Authorized Officer


                                                     /S/ Charles E. Shalvoy
                                                     ----------------------
                                                         Charles E. Shalvoy

                                      President and Chief Executive Officer
                                                and Duly Authorized Officer

EXHIBIT INDEX


Exhibits
--------

27.01           Financial Data Schedule