Form 10-Q
period 1998-09-30
CONDUCTUS INC
filed 1998-11-17
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q
(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

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

Common shares outstanding at November 10, 1998: 7,126,349
                                                ----------

Total pages: 17
Index to Exhibits to be found on page 17

                                 CONDUCTUS, INC.
                                      Index

PART I : FINANCIAL INFORMATION...........................................................3
         ITEM 1 : FINANCIAL STATEMENTS...................................................3
         CONDENSED BALANCE SHEETS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997............3
         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
           SEPTEMBER 30, 1998 AND 1997...................................................4
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
           1998 AND 1997.................................................................5
         NOTES TO CONDENSED FINANCIAL STATEMENTS.........................................6

         ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS................................................9
         ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14


PART II : OTHER INFORMATION.............................................................15
          ITEM 1 : LEGAL PROCEEDINGS....................................................15
          ITEM 2 : CHANGES IN SECURITIES................................................15
          ITEM 3 : DEFAULTS UPON SENIOR SECURITIES......................................15
          ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15
          ITEM 5 : OTHER INFORMATION....................................................15
          ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K.....................................15


PART I: FINANCIAL INFORMATION
Item 1: Financial Statements


                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS


                                                      SEPTEMBER 30,          DECEMBER 31,
                                                           1998                  1997
                                                           ----                  ----
                                                       (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                               $4,506,566            $2,111,560
Restricted cash                                             -                  500,000
Short-term investments                                      -                  556,633
Accounts receivable, net                                1,315,444             2,055,255
Inventories, net                                         872,619               610,367
Prepaid and other assets                                 108,270               139,479
                                                         -------               -------
Total current assets                                    6,802,899             5,973,294
                                                        ---------             ---------

Property, plant and equipment, net                      2,221,859             2,700,594
Other assets                                              82,266                87,762
                                                          ------                ------
Total assets                                            $9,107,024            $8,761,650
                                                        ----------            ----------
                                                        ----------            ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                         $822,178             $1,539,590
Other accrued liabilities                                865,194              1,063,721
Current portion of long-term debt                        978,625              1,547,507
                                                         -------              ---------
Total current liabilities                               2,665,997             4,150,818
Long-term debt, net of current portion                  1,559,626              309,681
                                                        ---------              -------
Total liabilities                                       4,225,623             4,460,499
                                                        ---------             ---------
Stockholders' equity:
Preferred Stock                                         6,374,511                 0
Common stock                                               728                   702
Additional paid-in capital                              41,476,772            41,070,636
Accumulated deficit                                    (42,970,610)          (36,770,187)
                                                       ------------          ------------
Total stockholders' equity                              4,881,401             4,301,151
                                                        ---------             ---------
Total liabilities and stockholders' equity              $9,107,024            $8,761,650
                                                        ----------            ----------
                                                        ----------            ----------


                             See accompanying notes.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------              -------------------------------
                                                   1998                     1997                 1998                  1997
                                                 -------                  -------               -------             ---------
REVENUES:

Contract                                       $ 1,078,270              $ 1,723,182           $ 2,808,395          $ 5,834,080

Product                                          186,312                  148,560               623,675             1,662,605
                                                 -------                  -------               -------             ---------
Total revenues                                   1,264,582                1,871,742            3,432,070             7,496,685

OPERATING EXPENSES:

Cost of product                                  528,562                  400,386              1,994,417            1,899,203

Research and development                        1,266,399                2,021,099             4,468,949            7,679,545

Selling, general & administrative                812,565                 1,026,167             2,777,036            3,172,178

Gain on product line disposals                      -                     (93,135)                 -                 (93,135)

Writedown of property, plant, & equipment           -                        -                     -                 100,000
                                                                             -                                       -------
Total operating expenses                        2,607,526                3,354,517             9,240,402            12,757,791
                                                ---------                ---------             ---------            ----------

Loss from operations                           (1,342,944)              (1,482,775)           (5,808,332)          (5,261,106)

Interest income                                   13,671                   50,828               56,445               226,981
Other income (expense)                              -                     (37,835)                 -                 (63,228)
Interest expense                                (304,035)                 (20,728)             (448,535)            (145,787)
                                                ---------                 --------             ---------            ---------

Net loss                                      $ (1,633,308)            $ (1,490,510)         $ (6,200,423)        $ (5,243,140)
                                              -------------            -------------         -------------        -------------
                                              -------------            -------------         -------------        -------------

Net loss per basic and diluted common
share
                                                 $ (0.23)                 $ (0.22)             $ (0.88)              $ (0.77)
                                                 --------                 --------             --------              --------
                                                 --------                 --------             --------              --------
Shares used in computing per share
amounts
                                                7,117,000                6,901,000             7,077,000            6,853,000
                                                ---------                ---------             ---------            ---------
                                                ---------                ---------             ---------            ---------


                             See accompanying notes.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             -----------------------------
                                                                             1998                     1997
                                                                             ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (6,200,423)            $ (5,243,140)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                         684,570                  601,298
     Provision for excess and obsolete inventory                            96,176                     -
     Compensation associated with warrant grants                           146,575                     -
Changes in:
     Accounts receivable                                                   739,811                 1,713,686
     Inventories                                                          (358,428)                 679,594
     Prepaid and other assets                                               36,705                  123,729
     Accounts payable and other accrued liabilities                       (915,939)                (424,386)
                                                                          ---------                ---------
 Net cash used in operating activities                                   (5,770,953)              (2,549,219)
                                                                         -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of short-term investments                         556,633                 20,625,154
     Purchases of short-term investments                                      -                   (17,455,532)
     Acquisition of property and equipment                                (205,835)                (652,910)
     Net book value of assets sold                                            -                     168,734
                                                                           -------                 ---------
Net cash provided by investing activities                                  350,798                 2,685,446
                                                                           -------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from borrowings                                         4,450,000                 410,133
     Net proceeds from issuance of preferred stock                        6,374,511                    -
     Net proceeds from issuance of common stock                             225,052                 290,521
     Principal payments on long-term debt                                (3,734,402)               (879,895)
                                                                         -----------               ---------
Net cash provided by (used in) financing activities                       7,315,161                (179,241)
                                                                          ---------                ---------
Net increase (decrease) in cash and cash equivalents                      1,895,006                 (43,014)
Cash and cash equivalents at beginning of period                          2,611,560                1,119,991
                                                                          ---------                ---------
Cash and cash equivalents at end of period                                $4,506,566               $1,076,977
                                                                          ----------               ----------
                                                                          ----------               ----------


                             See accompanying notes.

CONDUCTUS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         UNAUDITED INTERIM FINANCIAL INFORMATION:

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         CASH, CASH EQUIVALENTS, AND INVESTMENTS:

          At September 30, 1998, all of Conductus, Inc.'s (the "Company" or "Conductus") highly liquid investments had original maturities of less than ninety days, and accordingly are considered cash equivalents.

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

         BASIC AND DILUTED LOSS PER SHARE:

          In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:


     -----------------------------------------------------------------------------------------------------------------
                                                 Three months ended September 30,  Nine months ended September 30,
     -----------------------------------------------------------------------------------------------------------------
                                                       1998             1997             1998             1997
     -----------------------------------------------------------------------------------------------------------------
          Numerator - basic and diluted EPS:
     -----------------------------------------------------------------------------------------------------------------
               Net loss                            $ (1,633,308)    $ (1,490,510)    $ (6,200,423)    $ (5,243,140)
     -----------------------------------------------------------------------------------------------------------------
          Denominator - basic and diluted EPS:
     -----------------------------------------------------------------------------------------------------------------
               Common Stock outstanding              7,117,000        6,901,000        7,077,000        6,853,000
     -----------------------------------------------------------------------------------------------------------------
          Basic loss per share                        $(0.23)          $(0.22)          $(0.88)          $(0.77)
                                                      -------          -------          -------          -------
                                                      -------          -------          -------          -------
     -----------------------------------------------------------------------------------------------------------------
          Diluted loss per share                      $(0.23)          $(0.22)          $(0.88)          $(0.77)
                                                      -------          -------          -------          -------
                                                      -------          -------          -------          -------
     -----------------------------------------------------------------------------------------------------------------


     In the above computations, common equivalent shares are excluded from the basic and diluted loss per share as their effect is anti-dilutive. Common equivalent shares including options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 552,725 and 225,852 for the three months ended September 30, 1998 and 1997 respectively, and approximately 344,670 and 330,029 for the nine months ended September 30, 1998 and 1997 respectively.

         RECLASSIFICATIONS:

          Certain amounts in the prior periods statements of operations have been reclassified to conform to the September 30, 1998 presentation. These reclassifications had no effect on previously reported results of operations.

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



2. ACCOUNTS RECEIVABLE :
Accounts receivable, net, consist of the following:


                                           September 30, 1998             December 31, 1997
                                           ------------------             -----------------
U. S. government contracts:
     Unbilled                                  $ 358,925                     $ 1,146,283
     Billed                                     991,565                        793,382
Commercial                                      257,589                        363,822
Reserves                                       (292,635)                      (248,232)
                                               ---------                      ---------
                                               $1,315,444                    $2,055,255
                                               ----------                    ----------
                                               ----------                    ----------


3.  INVENTORIES:

Inventories, net, consist of the following:


                                           September 30, 1998             December 31, 1997
                                           ------------------             -----------------
Raw materials and purchased parts              $ 441,459                      $ 293,336
Work in process                                 315,940                        366,550




Finished goods                                  526,741                        231,326
Reserves                                       (411,521)                      (280,845)
                                               ---------                      ---------
                                               $ 872,619                      $ 610,367
                                               ---------                      ---------
                                               ---------                      ---------


4.   LONG TERM DEBT:

          At September 30, 1998, the Company's credit facilities consisted of a note payable from a leasing company, two bank equipment term loans, a bank line of credit, and a lease line of credit for new equipment purchases.

          On April 23, 1998, the Company entered into a bridge loan credit facility agreement with its bank. The facility provided for borrowings of up to $2,000,000, with interest at the bank's prime rate plus 2%. The amounts owed were paid in full on September 15, 1998, and this facility is no longer available.

          The note payable from a leasing company is collateralized by the Company's property, plant and equipment. The effective interest rate is 13.98% and there are certain reporting and financial covenants which the Company is required to satisfy. At September 30, 1998 the Company was in compliance with these covenants, the balance outstanding was $ 2, 241,624, and there were no further amounts available on this facility.

          The two equipment term loans bear interest at the bank's prime rate plus 2%, with principal and interest payments paid monthly. These term loans mature on the later of maturity dates set forth in each of the original term loan agreements or the date of completion of an equity financing transaction; provided, however, that if the Company chooses to collateralize the term loans with restricted cash deposits, then the maturity dates for the term loans shall remain as December 31, 1998 and December 31, 1999. At September 30, 1998, there was approximately $418,723 outstanding under these loans, and no further amounts were available.

          The bank line of credit agreement provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and will be collateralized by accounts receivable, equipment and other assets of the Company. At September 30, 1998, there were no amounts outstanding under this facility.

          The lease line of credit for new equipment purchases provides for borrowings of up to $1,000,000, is collateralized by equipment purchases under the line, and has an effective interest rate of 14.04%. The Company also granted to the leasing company warrants to purchase up to 15,060 shares of the Company's stock at a price equal to $3.32. The fair value of such warrants is approximately $35,000 and will be amortized over the three year term of the lease payments. This line of credit expires on September 30, 1999.

          All the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

5.   SERIES B PREFERRED STOCK:

          On September 11, 1998, and September 22, 1998, the Company sold and issued an aggregate of 2,461,227 shares of its Series B Preferred Stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of Common Stock at an exercise price of $2.70 per share in a private placement of its equity securities. The offering was not underwritten and raised net proceeds of $6,375,000. Certain affiliates of the Company and other institutional and accredited individual investors purchased shares of Series B Preferred Stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

          The shares of Series B Preferred Stock are convertible on a 1-to-1 basis into Common Stock subject to anti-dilution protections. In addition, the shares of Series B Preferred Stock have a cumulative stock dividend of 6% and certain liquidation preferences over the shares of Common Stock as set forth in the Certificate of Designation of Series B Preferred Stock.

ITEM 2 : MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Conductus Inc.'s (the "Company" or "Conductus") actual result's may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Part 1 of the Company's Annual Report on Form 10-K/A as of and for the year ended December 31, 1997. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report on Form 10-Q.

       OVERVIEW

          Conductus develops, manufactures and markets electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of September 30, 1998, Conductus had accumulated losses of approximately $42,971,000 and expects to incur significant additional losses during 1998 and 1999. Conductus, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its potential products in order to achieve profitability. Conductus does not expect to recognize meaningful product sales until it successfully develops and commercializes superconductive components, systems and subsystems that address significant market needs.

       RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

          The Company's total revenues decreased to $1,265,000 for the third quarter of 1998, a 32% decrease from $1,872,000 for the same period in 1997. For the nine months ended September 30, 1998, the Company's total revenues decreased to $3,432,000, a 54% decrease from $7,497,000 for the same period in 1997. Total revenue consists primarily of contract revenue and, to a lesser extent, product sales. Revenues under U.S. government research and development contracts were $1,078,000 for the third quarter of 1998, a decrease of 37% from $1,723,000 in the same period in the prior year. For the nine months ended September 30, 1998, revenues under U.S. government research and development contracts were $2,808,000, a decrease of 52% from $5,834,000 in the same period in the prior year. The decreases in total revenues and contract revenues reflect the focus of the Company's business on products for the wireless communications market, following the disposal of the Instrument and System division and the NMR product line in the third quarter of 1997, and an overall lower level of federal Research and Development funding in the Company's technology area. At September 30, 1998, Conductus had a backlog of approximately $421,000 under existing U.S. government contracts, most of which is to be performed in the next 12 months, and approximately $7,000,000 in awards from U. S. government agencies for which such agencies had not yet entered into research contracts with the Company.
     Due to the expiration of several older contracts, the Company anticipates that contract revenues for the fourth quarter of 1998 may be less than contract revenues in the third quarter of 1998, although there can be no assurance as to the level of contract revenue in any future period. The recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

          Product revenues increased to $186,000 in the third quarter of 1998, a 25% increase from $149,000 of product sales in same period in the prior year. For the nine months ended September 30, 1998, product revenues decreased to $623,000, a 63% decrease from $1,663,000 of product sales in same period in the prior year. The increase in product revenues from the third quarter of 1997 was due to a higher volume of wireless products, offset by lower volumes of magnetic sensing products. The decrease in product revenues for the nine month period resulted primarily from decreased shipments of products from the

     Instrument and Systems division and the NMR product line, which the Company disposed of during the third quarter of 1997, and lower volumes of other magnetic sensing products, offset somewhat by increased volume of government and commercial wireless communication products, as shown in the table below:


---------------------------------------------------------------------------------------------------------------------
                                                Three months ended:                   Nine months ended:
---------------------------------------------------------------------------------------------------------------------
                                     September  September 30,    Change    September 30,   September      Change
                                     30, 1998        1997                       1998       30, 1997
                                                                (A) - (B)                               (C) - (D)
                                        (A)          (B)                        (C)           (D)
---------------------------------------------------------------------------------------------------------------------
  Wireless communication products    $176,000        $-0-       $176,000      $403,000       $-0-        $403,000
---------------------------------------------------------------------------------------------------------------------
  San Diego division products           -0-          -0-           -0-          -0-         596,000     (596,000)
---------------------------------------------------------------------------------------------------------------------
  Other magnetic sensing products     10,000       149,000      (139,000)     220,000      1,067,000    (847,000)
                                      ------       -------      ---------     -------      ---------    ---------
---------------------------------------------------------------------------------------------------------------------
  Total product sales                $186,000      $149,000      $37,000      $623,000    $1,663,000   $(1,040,000)
                                     --------      --------      -------      --------    ----------   ------------
                                     --------      --------      -------      --------    ----------   ------------
---------------------------------------------------------------------------------------------------------------------


          Cost of product sales increased to $529,000 for the third quarter of 1998, a 32% increase from $400,000 over the same period in 1997, primarily due to higher production unit costs on wireless products. For the nine months ended September 30, 1998, cost of product sales increased to $1,994,000, a 5% increase from $1,899,000 over the same period in 1997. This increase was due to higher unit production costs on wireless. Gross margins decreased to -184% in the third quarter of 1998 from -170% in the same period in 1997, reflecting increased wireless unit production costs and the change in product mix from higher margin magnetic sensing products to lower margin wireless products. For the nine months ended September 30, 1998, gross margins decreased to -220% from -14% in the same period in 1997, primarily due to the higher wireless unit production costs and decreased shipments of higher margin magnetic sensing products. Margins will improve only if unit volumes increase significantly, leading to lower per unit costs for purchased materials and overhead. Costs of contract revenues are included in research and development expenses.

          Research and development expenses decreased to $1,266,000 in the third quarter of 1998, a 37% decrease from $2,021,000 for the same period in 1997. For the nine months ended September 30, 1998, research and development expenses decreased to $4,469,000, a 42% decrease from $7,680,000 for the same period in 1997. Both decreases are primarily attributable to lower levels of expenditures for government contracts, decreased headcount and expenditures related to the Instruments and Systems division and NMR product lines, partially offset by increases in expenditures for telecommunications product development. The Company expects to continue to incur significant research and development expenses as it seeks to develop and market additional products.

          Selling, general and administrative expenses decreased to $ 813,000 for the third quarter of 1998, a 21% decrease from the same period in 1997 and decreased to $2,777,000 for the nine months ended September 30, 1998, a 12% decrease from the same period in 1997. This decrease reflects the disposal of the Instrument and System division, largely offset by higher spending in Sales and Marketing for wireless communications products. As the Company begins to market commercial products, the Company anticipates that there will be additional sales and marketing costs above those incurred in 1997.

          Total headcount decreased to 66 at September 30, 1998 from 91 at September 30, 1997, reflecting reductions in personnel in the Instrument and Systems division and the NMR product line and the lower level of government contract research work and resulting reduced headcount. The headcount reductions are the result of the Company's continuing focus on telecommunications market opportunities, as well as the need to conserve cash and control expenses in line with anticipated revenue levels.

          The Company's total operating expenses were $2,608,000 for the third quarter of 1998, a 22% decrease from $3,354,000 for the same period in 1997 and $9,240,000 for the nine months ended September 30, 1998, a 28% decrease from $12,758,000 for the same period in 1997 for the reasons described above.

          Net interest and other expense increased to $290,000 for the third quarter of 1998, from $8000 for the same period in 1997. The increase in net interest and other expense in the third quarter of 1998 reflected lower cash balances throughout much of the quarter, higher debt levels, and the fair value of the debt-related warrants granted. For the nine month period ended September 30, 1998, net interest and other expense increased substantially over the same period in 1997, again primarily due to lower cash balances and higher debt levels. The Company has not paid federal income taxes since inception due to its cumulative operating losses.

       LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since inception primarily through $13,251,000 in net proceeds from its initial public offering of Common Stock in August 1993, $9,892,000 in net proceeds from its follow-on public offering of Common Stock in June 1996, $21,020,000 raised in private placement financings (including net proceeds of $6,375,000 raised in September 1998), $43,080,000 from U.S. government contracts, $2,660,000 in aggregate borrowings under various lease and bank loan arrangements, and $3,743,000 in interest income. As of September 30, 1998, the Company's aggregate cash and cash equivalents totaled $4,507,000.

          During the third quarter of 1998, the Company raised a net amount of $6,375,000 in Series B Preferred Stock at $2.70 per share convertible on a 1-1 basis into Common Stock. The Company also issued warrants to purchase 492,242 shares of Common Stock at $2.70 per share. In addition, the Company has negotiated an equipment lease line in the amount of $1,000,000 available for future equipment purchases, received $500,000 that was a deposit released from a prior financing transaction, and has available a bank line of credit which provides for borrowings of up to the lessor of $2,000,000 or 80% of eligible receivables. See Note 4 for a further description of the financing arrangements put in place during the third quarter.

          Net cash used in operations was $5,771,000 for the first nine months of 1998 compared to $2,549,000 for the same period in 1997. The increase in net cash used in operating activities in the first nine months of 1998 was primarily due to the larger net loss for the period, an increase in inventories and a decrease in accounts payable and other accrued liabilities, offset partially by the decrease in accounts receivable (though somewhat less than the decrease in accounts receivable for the first nine months of 1997), and depreciation and amortization (which was approximately at the same level as the first nine months of 1997). The accounts receivable decrease was due to lower levels of revenue, offset somewhat by slower than anticipated collections on certain receivables. The increase in inventories was primarily in raw material and finished goods for wireless commercial products. The decrease in accounts payable and other accrued liabilities was primarily due to an acceleration of payments during the third quarter of 1998 after the Company had delayed payments during the first and second quarters of 1998 as the Company attempted to conserve cash while it continued to negotiate various financings.

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

          Net cash provided by investing activities was $351,000 for the first nine months of 1998 compared to net cash provided by investing activities of $2,685,000 for the first nine months of 1997. In 1998, net cash was provided by net reductions in short-term investments, offset to some extent by purchases of property and equipment. In 1997, net cash was also primarily provided by net reductions in short term investments offset somewhat by purchases of property and equipment. The Company anticipates that its purchases of property and equipment for the remainder of 1998 may be somewhat lower than 1997 levels. The Company has negotiated a leasing facility to finance further purchases of property and equipment, during the remainder of 1998.

          Net cash provided by financing activities was $7,315,000 for the first nine months of 1998 compared to net cash used in financing activities of $179,000 in the first nine months of the prior year. Net cash provided by financing activities in the first nine months of 1998 was primarily proceeds from borrowings and the proceeds from the sale of preferred and common stock as follows:


           Note Payable                                         $ 4,450,000

           Issuance of Preferred Stock                            6,375,000

           Issuance of Common Stock                                 225,000
                                                                -----------
           Total proceeds from financings and borrowings        $11,050,000
                                                                -----------
                                                                -----------


     The net cash provided by proceeds from borrowings, preferred stock and issuance of common stock was offset somewhat by principal payments on debt. In the first nine months of 1997, net cash used in financing activities was primarily principal payments on debt.

          Conductus anticipates that its existing available cash, other sources of liquidity and anticipated revenue, primarily from government contracts and wireless products, should be adequate to fund the Company's operations for at least the next nine months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company will not result in the expenditure of such resources before such time. The Company continues to explore additional equity financing alternatives. There can be no assurance that additional equity funding will be available on acceptable terms or at all.

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

       YEAR 2000 COMPLIANCE

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Many computer systems and applications experience problems handling dates beyond the year 1999, and will need to be modified before the Year 2000 in order to remain functional. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company is currently expending resources to review its products, services and internal use software to identify those products, services and systems that are not Year 2000 compliant. The costs related to the Year 2000 issue are expensed as incurred, and represent a reallocation of existing resources. The project comprises four phases: (1) identification of risks, (2) assessment of those risks, (3) development of remediation and contingency plan, and (4) implementation and testing. The Company's Year 2000 project is currently in the assessment phase, and the Company believes that its greatest risks are associated with its information systems and systems embedded in its operations and infrastructure.

          The Company presently believes that the conversion of its internal systems will mitigate the Year 2000 Issue related to information systems. Based upon a recent assessment of the Company's sales, manufacturing and finance systems, the Company determined that it will be required to replace these computer systems as they do not properly utilize dates beyond December 31, 1999. The Company is in the early phases of the conversion process, however if the conversion is not completed in a timely manner, the Year 2000 Issue could have a material adverse impact on the operations of the Company. The Company is proceeding with the assessment of risk relating to its remaining internal systems, and determining whether it has exposure to contingencies related to the Year 2000 Issue for the products it has sold.

          The Company estimates that the costs of the software and its implementation will not have a material financial impact on the Company. The Company is unable to estimate the remaining financial impact, if any, of the Year 2000 Issue until it completes the assessment of the potential impact of the Year 2000 Issue on its remaining internal systems, on third parties such as its suppliers and customers, on products it has sold, and on other factors that may come to the Company's attention.

          The Company has begun formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

          As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. The Companies expectations as to the extent and timeliness of modifications required in order to achieve Year 2000 compliance is a forward-looking statement subject to risks and uncertainties.

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- NOT APPLICABLE.

PART II:  OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2:   CHANGES IN SECURITIES
On September 11, 1998, and September 22, 1998, the Company sold and issued an aggregate of 2,461,227 shares of its Series B Preferred Stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of Common Stock at an exercise price of $2.70 per share in a private placement of its equity securities. The offering was not underwritten and raised net proceeds of $6,375,000. Certain affiliates of the Company and other institutional and accredited individual investors purchased shares of Series B Preferred Stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

The shares of Series B Preferred Stock are convertible on a 1-to-1 basis into Common Stock subject to anti-dilution protections. In addition, the shares of Series B Preferred Stock have a cumulative stock dividend of 6% and certain liquidation preferences over the shares of Common Stock as set forth in the Certificate of Designation of Series B Preferred Stock.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5:    OTHER INFORMATION
On May 18, 1998 the Company was notified by the Nasdaq Stock Market ("Nasdaq") of Nasdaq's determination that the Company was not in compliance with the tangible net assets requirement for continued listing of its common stock on the Nasdaq National Market. The Company attended a Nasdaq hearing to discuss these compliance issues. The Company has subsequently been notified that its stock would be removed from the Nasdaq National Market and traded on the Nasdaq SmallCap Market. Since November 10, 1998, the Company's common stock has been traded on the Nasdaq SmallCap Market under its current trading symbol , "CDTS". The Company has until November 18, 1998 to submit a listing application to the Nasdaq Stock Market which must be approved for the Company to continue listing on the Nasdaq SmallCap Market.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS - SEE BELOW.

(B) REPORTS ON FORM 8-K
The Company filed a report on Form 8-K on September 29, 1998 describing the sale by the Company of shares of its Series B Preferred Stock to certain investors of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 CONDUCTUS, INC.

                                                                      Registrant





       Dated:  November 16, 1998                            /S/ Ainslie Mayberry
                                                         -----------------------
                                                                Ainslie Mayberry
                                                         Chief Financial Officer
                                                     and Duly Authorized Officer





                                                          /S/ Charles E. Shalvoy
                                                         -----------------------
                                                              Charles E. Shalvoy
                                           President and Chief Executive Officer
                                                     and Duly Authorized Officer

EXHIBIT INDEX



Exhibits
--------

 3.01   Certificate of Designation of Series B Preferred Stock.

10.01   Master Loan and Security Agreement between the Company and Transamerica
        Business Credit Corporation dated June 26, 1998.

10.02   Stock Subscription Warrant Agreement between the Company and
        Transamerica Business Credit Corporation dated June 26, 1998.

10.03   Master Lease Agreement between the Company and Leasing Technologies
        International, Inc. dated June 15, 1998.

10.04   Engagement Letter between the Company and Sutro and Co. Inc. dated
        March 24, 1998.

10.05   Amendment to Engagement Letter between the Company and Sutro and Co.
        Inc. dated September 2, 1998.

10.06   Engagement Letter between the Company and Davenport and Co. dated
        September 02, 1998.

10.07   Form of Series B Preferred Stock and Warrant Purchase Agreement dated
        September 11, 1998 and September 22, 1998 between the Company and
        Series B Investors.

10.08   Form of Warrant to Purchase Common Stock between the Company and
        Series B Investors.

27.01   Financial Data Schedule.

99.01   Text of Press Release dated November 10, 1998.
