Form 10-Q/A
period 1998-09-30
CONDUCTUS INC
filed 1999-03-04
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A
(MARK ONE)

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

5.   SERIES B PREFERRED STOCK:

          On September 11, 1998, and September 22, 1998, the Company sold and issued an aggregate of 2,461,227 shares of its Series B Preferred Stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of Common Stock at an exercise price of $2.70 per share in a private placement of its equity securities in which Sutro & Co., Ins. and Davenport and Co. acted as placement agents. The offering was not underwritten and raised net proceeds of $6,375,000. Certain affiliates of the Company and other institutional and accredited individual investors purchased shares of Series B Preferred Stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

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

ITEM 3 : QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- NOT APPLICABLE.

PART II:  OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS - NOT APPLICABLE.

ITEM 2:   CHANGES IN SECURITIES
On September 11, 1998, and September 22, 1998, the Company sold and issued an aggregate of 2,461,227 shares of its Series B Preferred Stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of Common Stock at an exercise price of $2.70 per share in a private placement of its equity securities in which Sutro & Co., Inc. and Davenport and Co. acted as placement agents. The offering was not underwritten and raised net proceeds of $6,375,000. Certain affiliates of the Company and other institutional and accredited individual investors purchased shares of Series B Preferred Stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D under the Act.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 CONDUCTUS, INC.

                                                                      Registrant





       Dated:  March 2, 1999                             /s/ Ronald Wilderink
                                                         -----------------------
                                                                Ronald Wilderink
                                                         Chief Financial Officer
                                                     and Duly Authorized Officer





                                                         /s/ Charles E. Shalvoy
                                                         -----------------------
                                                              Charles E. Shalvoy
                                           President and Chief Executive Officer
                                                     and Duly Authorized Officer

EXHIBIT INDEX



Exhibits
--------

 3.01*   Certificate of Designation of Series B Preferred Stock.

10.01+   Master Loan and Security Agreement between the Company and Transamerica
         Business Credit Corporation dated June 26, 1998.

10.02*   Stock Subscription Warrant Agreement between the Company and
         Transamerica Business Credit Corporation dated June 26, 1998.

10.03*   Master Lease Agreement between the Company and Leasing Technologies
         International, Inc. dated June 15, 1998.

10.04+   Engagement Letter between the Company and Sutro and Co. Inc. dated
         March 24, 1998.

10.05*   Amendment to Engagement Letter between the Company and Sutro and Co.
         Inc. dated September 2, 1998.

10.06*   Engagement Letter between the Company and Davenport and Co. dated
         September 02, 1998.

10.07*   Form of Series B Preferred Stock and Warrant Purchase Agreement dated
         September 11, 1998 and September 22, 1998 between the Company and
         Series B Investors.

10.08*   Form of Warrant to Purchase Common Stock between the Company and
         Series B Investors.

27.01*   Financial Data Schedule.

99.01*   Text of Press Release dated November 10, 1998.

(+) Confidential Treatment has been requested as to certain portions of these documents.
* Previously Filed