Form 10-K405
period 1998-12-31
CONDUCTUS INC
filed 1999-03-31
CIK 884621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

 (Mark
  One)
  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-11915
                            ------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0001 PAR VALUE
               PREFERRED SHARE PURCHASE RIGHT, $0.0001 PAR VALUE
                  SERIES B PREFERRED STOCK, $0.0001 PAR VALUE
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 29, 1999, was approximately $10,808,367 based on the closing sale price of the Company's Common Stock, as reported by the Nasdaq SmallCap Market on March 29, 1999. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On March 29, 1999, approximately 10,097,720 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding. The information in this paragraph assumes the conversion of 2,461,227 shares of Series B Preferred Stock and the exercise of 492,242 warrants issued or granted in connection with the Company's September 1998 Series B Preferred Stock financing.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

1. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders scheduled to be held on May 27, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE NUMBER
                                                                            -------------
PART I....................................................................            1
  Item 1.  BUSINESS.......................................................            1
  Item 2.  PROPERTIES.....................................................           18
  Item 3.  LEGAL PROCEEDINGS..............................................           18
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS............           19
  Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT...........................           19

PART II...................................................................           19
  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS........................................................           19
  Item 6.  SELECTED FINANCIAL DATA........................................           20
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................           21
  Item 7a.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......           27
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................           27
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...........................................           27

PART III..................................................................           27
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............           27
  Item 11. EXECUTIVE COMPENSATION.........................................           28
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................           28
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................           28

PART IV...................................................................           28
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K............................................................           28

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN REPORTS INCORPORATED BY REFERENCE THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT REFLECT CONDUCTUS, INC.'S CURRENT EXPECTATIONS REGARDING ITS FUTURE RESULTS OF OPERATIONS AND PERFORMANCE AND ACHIEVEMENTS. WE HAVE TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, SUCH AS THOSE SET FORTH UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WHICH COULD CAUSE OUR FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY OF THESE STATEMENTS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                    BUSINESS

OVERVIEW

    We develop, manufacture and market electronic components and subsystems based on high-temperature superconductor technology. The unique properties of superconductors provide the basis for electronic products with significant potential performance advantages over products based on competing materials such as copper and semiconductors. Depending on the application, these advantages include enhanced sensitivity, efficiency, speed and operating frequency, as well as reduced power consumption, size, weight, and cost.

    In 1997, we focused our efforts on applications for the telecommunications market that take advantage of the superior performance and benefits afforded by high-temperature superconductor technology. We have developed our line of ClearSite front-end receiver subsystems for cellular and personal communications services, or "PCS," base stations. Base stations send and receive wireless communication signals. ClearSite products can provide significant benefits in base station performance, reduce the size of the required filter components and enable network services providers to rapidly deploy new or upgraded systems for increasingly demanding environments.

    In the existing cellular communications infrastructures, network service providers must overcome problems of limited CAPACITY, insufficient COVERAGE, and increasing INTERFERENCE. Both cellular PCS network operators face the increasing need for cost-effective solutions that address these problems. As the wireless communications infrastructure expands, the incidence of such problems is increasing, often leading to decreased customer satisfaction and increased customer turnover. These problems decrease a network operator's ability to compete effectively and impact the ability to maximize billable minutes.

    ClearSite products effectively improve coverage, reduce interference and increase network capacity, thus improving the network operators' ability to compete effectively and increase billable airtime. We have begun initial product shipments to customers, continue to support field test trials and are developing additional ClearSite products to be introduced soon.

    We began field testing our ClearSite products in wireless base stations in 1996 with four cellular operators. Testing progressed to the beta stage late in that year with the initiation of an extended field trial with Cellcom, Inc., a service provider in Wisconsin. This trial, which concluded in April 1997 with the first commercial order for multiple ClearSite products, successfully demonstrated a significant reduction in the number of dropped calls and enhanced voice quality. Commercial product shipments began in December 1997.

    From 1987 to 1997, we pursued the development of materials and process technology for high-temperature superconductor technology as well as applications research. These efforts were sponsored in part by military and government agency funding. We initiated commercial product shipments of high-temperature superconductor technology films in 1990 and of high-temperature superconductor technology systems in 1992 addressing multiple markets, including the communications, health care and instrumentation markets. In late 1996, we made the strategic decision to focus on the rapidly growing telecommunications market. In the third quarter of 1997, we completed two organizational changes aimed at focusing on wireless communications. We closed our Instrument and Systems Division and sold our nuclear magnetic resonance spectroscopy probe business. Research and development efforts are now focused on developing applications in the communications market, including superconducting circuits for high-speed telecommunications switching.

    Our target market is both global and growing. According to Federal Communications Commission and industry reports, there are over 25,000 installed cellular base stations in the U.S. In addition, industry sources estimate that more than 70,000 PCS base stations will be installed throughout the U.S. by the end of 2005. The present cellular communications network, operating at frequencies near 850 MHz, was established when the typical cellular phone was capable of transmitting up to 3 watts of radio frequency power and the number of subscribers was relatively low. Today, portable handsets that transmit only 0.6 watts are increasingly replacing higher-power mobile telephones, thereby decreasing the effective receiving range of existing base stations. As a result, in rural areas where base stations are widely separated, current cellular customers can experience dropped calls due to "dead zones" in coverage. At the same time, the increasing demand for cellular service in urban areas has caused service providers to use a greater number of channels within their allotted frequency bands, thereby increasing interference. Moreover, the arrival of PCS and other competing services has placed new emphasis upon quality of service for established cellular operators.

    Our current customers include such leading wireless service providers as AllTel, RadioFone, Cellcom and NTT-DoCoMo. In addition, we have completed initial field tests with Carolina West Wireless, Kansas Cellular and Citizens Mohave, have ongoing tests with U.S. Cellular and COMMNET, and are scheduling trials with Cellular One, Ameritech and three regional Bell wireless groups. We also have established significant strategic alliances and development agreements with industry leaders such as Lucent Technologies and CTI-Cryogenics, a division of Helix Technology Corporation. With the continued growth of global telecommunications networks, network service providers are increasingly outsourcing critical components in an effort to introduce their products quicker, reduce production and development costs, and circumvent the increasing scarcity of skilled specialists in advanced telecommunications technology.

    Our current sales and marketing strategy relies primarily on direct sales for our communications products. We believe that our products have significant long-term potential as new generations of telecommunications equipment are installed throughout the world due to the integration of technology advances and the opening of new markets. We intend to leverage our product line, established relationships with industry leaders, and use our experienced team of engineers to provide support and services to network operators worldwide.

BACKGROUND

SUPERCONDUCTORS

    Superconductors are materials that have the ability to transport electrical energy with little or no loss when cooled to a "critical" temperature. The intrinsic properties of superconductors are unique in nature and offer potential performance benefits to electrical and electronic systems. These include reliable signal transmission, extreme magnetic sensitivity and efficient high-speed switching. When electrical currents flow through ordinary materials, they encounter resistance which consumes energy by converting electrical energy into heat energy. Depending on whether direct or alternating current is applied, superconductors have the ability to transport electrical current with no resistance at all or with only a tiny fraction of what is found in the best conventional conductors. This property is extremely beneficial in electronic components. Other intrinsic properties of superconductors enable the fabrication of unique electronic devices, including high-speed electronic switches and ultra-sensitive magnetic sensors.

    From 1911, when superconductivity was first discovered, until 1986, the critical temperatures for all known superconductors did not exceed 23 K (-418 DEG. F). As a result, superconductivity was not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, a new class of superconducting materials, referred to as high-temperature superconductors, was discovered having critical temperatures above 77 K (-320 DEG. F), the boiling point of liquid nitrogen. These high critical temperatures allow some materials to be cooled to a superconducting state using liquid nitrogen, which is inexpensive and relatively easy to use. The science and technology of extremely low temperatures is known as "cryogenics." We believe that this ability to obtain the benefits of superconducting technology at more easily achieved temperatures enables much broader commercial applications.

    The cooling required for high-temperature superconductors can also be useful for other materials. Many electronic technologies exhibit enhanced performance at reduced temperatures. But the most compelling performance improvements are enabled by superconductive electronics. When the unique advantages of superconductive electronics are complemented by the advantages of other super-cooling technologies, the result is a hybrid system whose overall performance can justify the additional expense associated with super-cooling. We currently employ this hybrid approach in our front-end receiver systems, which combine superconductive filters with super-cooled low noise amplifiers.

OUR APPROACH

    We develop electronic devices and components using thin-film technology based upon yttrium barium copper oxide. We believe yttrium barium copper oxide is the high-temperature superconductor best suited for electronic applications. We combine what we believe to be the world's most advanced yttrium barium copper oxide thin-film technology with expertise in electronic device and component design, analog and digital electronic engineering, super-cooling, mechanical engineering and system integration. We believe that systems containing superconductive electronic technology will offer superior performance, reduce the costs of performing desired functions, or do both.

    CHOICE OF MATERIAL. Although a number of high-temperature superconductors have been identified, we have focused upon the development of yttrium barium copper oxide. Yttrium barium copper oxide is the only high-temperature superconductor for which there has been both significant development and successful demonstration of multilayer technology. We believe that multilayer structures can be used for better film quality and stability and enhanced device functionality. We have developed several proprietary processes for producing yttrium barium copper oxide and other thin-film materials as well as for fabricating superconducting components and devices.

    THIN-FILM EXPERTISE. We use a thin-film fabrication approach. The fabrication of our components and circuits involves specialized processes, which are the subject of our patents or proprietary know-how. We have performed pioneering work in materials, processes and structures based on thin-film superconductive technology, and have developed processes we believe are capable of routinely producing a variety of high quality films for several applications. Compared to "thick-film" approaches and ceramic fabrication techniques, we believe the thin-film approach is more versatile, enables more compact components and provides superior superconducting properties.

    FOCUS ON COMPLETE SOLUTIONS. We believe that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the superconductive components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the reduced temperatures necessary to sustain superconductivity. For this reason, in addition to its thin-film expertise, we have also established significant expertise and know-how in electronic device and component design, analog and digital electronic engineering, super-cooling, mechanical engineering and system integration. We seek to make the presence of superconductive and super-cooling components an entirely integral feature of our products. By skillful integration of the refrigeration system into its communications filter subsystems, for example, and by selection of a refrigeration approach with proven durability, we believe that our products can be easily accommodated and well accepted by end users. Furthermore, we believe that providing our technology at the subsystem level to system manufacturers in specific markets will allow us to rapidly and efficiently expand both our product line and our customer base.

BUSINESS AND DEVELOPMENT STRATEGY

    Our strategy for developing, manufacturing and marketing superconductive electronics products includes the following key elements:

    COMMERCIALIZE PRODUCTS WITH SIGNIFICANT MARKET POTENTIAL. We believe that the largest potential near-term market for superconductor-based products is the wireless communications market. We are actively marketing front-end systems as well as developing additional component-based subsystems for this market.

    DEVELOP COMMERCIAL INFRASTRUCTURE. We are building the manufacturing, sales and marketing infrastructures we believe are necessary to support the commercialization of our products in our target markets. This includes the development of thin-film deposition techniques suitable for high-volume manufacturing, the acquisition and build-out of manufacturing and assembly areas, the hiring of employees with significant marketing experience in key product areas and the expansion of our sales team.

    MAINTAIN TECHNOLOGICAL LEADERSHIP. We have devoted significant resources to developing proprietary high-temperature superconductor thin-film manufacturing and process technologies. Based on publicly available information, we believe that our technologies are more advanced than those of other companies or research laboratories. We currently own, alone or with others, 22 U.S. patents and three related foreign patents. We also have eight patent applications pending in the U.S. and related patents pending in other countries relating to various aspects of our technologies.

WIRELESS COMMUNICATIONS APPLICATIONS

    The initial applications for superconductive technology in the communications market are in the area of infrastructure equipment for wireless base stations. Commercial wireless communications systems use radio frequency signals to establish communications between customers using portable or mobile telephones and communication stations, or "base stations," operated by service providers. Cellular telephone networks are divided into specific coverage areas called cells, each of which has a base station for sending and receiving voice and other communications within the cell. The base station contains electronic equipment required to send and receive radio signals.

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

    Cellular base stations currently face a number of operating problems. These include signal interference caused by multiple communications channels, poor signal quality resulting from lower-power, hand-held telephones and strained capacity due to the growing demand for cellular service. The advent of PCS technology will place additional demands on the performance of wireless base stations and upon the size of base station hardware. We believe that superconductive filters used in conjunction with super-cooled amplifiers have the potential to offer solutions to several operating problems in cellular base stations as well as to provide solutions to anticipated problems in the growing network of PCS base stations.

BENEFITS OF SUPERCONDUCTIVE TECHNOLOGY FOR WIRELESS COMMUNICATIONS

    Superconductive technology can offer significant benefits in base station receivers. The unique characteristics of superconducting materials can be exploited to create filters that simultaneously deliver superior performance with respect to adjacent-band interference rejection and with respect to "insertion loss," reduction of the desired signal because of the filter. Because of their low-loss property, superconductors provide the closest physically-attainable approximation to a perfect filter, which would allow 100% of the desired signals to pass through and screen out 100% of the unwanted signals.

    An immediate benefit of superconductor technology in base station applications is the ability to provide superior interference rejection by making practical filters with a large number of poles. A second benefit of superconducting filters is the potential ability to fully utilize the available spectrum without introducing guard bands or blocked channels at the band edge. A third benefit of superconductor and, more generally, cryoelectronic technology in base stations is the potential for providing extended coverage by virtue of reducing the noise floor in the receiver front end of the base station. A fourth benefit offered by superconductor technology is the potential for reducing the size and weight of filter subsystems that utilize thin-film superconductor components.

APPLICATIONS FOR SUPERCONDUCTING FILTERS

    Superconducting filters offer performance advantages to analog systems as well as to digital protocols. Depending upon the application, one or more of the benefits of the technology noted above may come into play.

    In current cellular systems, the needs of urban and rural operators are quite different. Urban base stations are typically high-capacity cells in harsh or otherwise congested environments. Key issues are interference and capacity. In contrast, rural base stations see relatively low call volumes but struggle with problems with the handset to base station transmissions because of the lower power levels transmitted by hand-held phones. In this environment, range extension and coverage improvement are the key issues.

    The growing PCS infrastructure presents a variety of opportunities for superconducting filter technology. With multiple bands, large numbers of base stations, new interference sources and tight space constraints, all the virtues of superconducting filter technology are likely to be needed to solve problems.

The match-up between benefits and applications for superconductors in wireless systems is summarized in the chart below.

                                                                                           RURAL      URBAN
SUPERCONDUCTOR BENEFIT                                              REASON               CELLULAR   CELLULAR      PCS
-----------------------------------------------------  --------------------------------  ---------  ---------     ---
Reduced interference.................................  Sharp filters                                    X          X
Increased capacity...................................  Sharp filters                                    X          X
Improved coverage/extended range.....................  Reduced system noise                  X          X
Compact form-factor..................................  Thin-film technology                             X          X

FUTURE APPLICATIONS

    We are exploring the application of superconductive and cryoelectronic technologies to a variety of applications in the broader communications market. Among these are subsystems for communications satellites, antenna components and various elements of high-speed and/or high-bandwidth communications equipment.

STRATEGIC ALLIANCES AND DEVELOPMENT AGREEMENTS

    We are party to a number of collaborative arrangements with corporations and research institutions with respect to the research, development and marketing of some of our potential products. We evaluate, on an ongoing basis, potential collaborative relationships and intend to continue to pursue such relationships. Our future success will depend significantly on our collaborative arrangement with third parties. We cannot assure you that these arrangements will result in commercially successful products.

    LUCENT TECHNOLOGIES, INC. Conductus and Lucent entered into a joint development and licensing agreement in April 1996, under which we are developing a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent are to provide technical support to the program. Initial tests of a prototype of the receiver portion of the subsystem were conducted in April 1996. A more complex prototype subsystem containing six high-temperature superconductor receiver channels and three conventional transmit filters was delivered to Lucent at the end of that year. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned.

    CTI-CRYOGENICS. Conductus and CTI-Cryogenics, a division of Helix Technology Corporation, entered into a collaboration agreement in September 1995, under which CTI will work with us to design interfaces between CTI cryocoolers and our subsystems.

    HIGH-TEMPERATURE SUPERCONDUCTOR THIN-FILM MANUFACTURING ALLIANCE. Conductus is a principal member of the High-Temperature Superconductor Thin-Film Manufacturing Alliance, an association formed in November 1995 to develop cost-effective manufacturing methods for yttrium barium copper oxide thin-films for radio-frequency applications, establish industry standards and provide second-sourcing and technology transfer among the companies under a program currently funded in part by the Department of Defense Advanced Research Projects Agency. Superconductor Technologies, Inc. is the other principal member of this association. Other members include Stanford University, the Georgia Research Corporation, Focused Research, Microelectronic Control and Sensing Incorporated, IBIS and BDM Federal. Each member of the association will have certain access to the technology of the other parties that is developed under the program.

RESEARCH AND DEVELOPMENT

GOVERNMENT CONTRACTS

    Our research and development expenses in the fiscal years 1996, 1997 and 1998 were approximately $11,774,000, $10,626,000 and $5,621,000, respectively.
Externally funded research and development programs, primarily under contracts with the U.S. government, accounted for approximately $13,178,000, $9,814,000 and $5,661,000 of total operating expenses in the fiscal years 1996, 1997, and 1998, respectively. Our revenue from government-related contracts represented approximately 77% of total revenues for fiscal years 1996 and 1997 and 79% for fiscal 1998.

    We believe that we will continue to be heavily dependent on U.S. government contracts to fund a significant portion of our research and development programs. Our strategy is to fund a significant portion of our research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government.

    As of December 31, 1998, Conductus had received aggregate awards since its inception of approximately $50,347,000 from U.S. government agencies, including approximately $43,970,000, recognized as revenue by us through December 31, 1998.

    Our contracts involving the U.S. government are, or may be, subject to numerous risks. These risks include:

    - Termination at the government's convenience;

    - Reductions or modifications due to changes in the government's requirements or budgetary constraints;

    - Increased or unexpected costs causing losses or reduced profits under fixed-price contracts or the occurrence of non-reimbursable costs under contracts which otherwise allow reimbursements of costs;

    - Disclosure of our confidential information to third parties;

    - The failure or inability of a general contractor to perform its contract in circumstances where we are a subcontractor;

    - The failure of the government to exercise contractual options;

    - The government's right to freely use technology developed under its contracts with others; and

    - The government's ability to require us to license patented technology developed under contracts funded by the government if we fail to continue to develop the technology.

    In addition, we cannot assure you the government will continue its commitment to programs to which our development projects are applicable, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs. Nor can we assure you that we can compete successfully to obtain funding pursuant to such programs.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

    We have received 28 U.S. patents and three related foreign patents. Six issued patents were assigned to Bruker Instruments, Inc. under an asset purchase agreement entered into in July 1997. We retain a license to freely use the technology related to those patents outside the nuclear magnetic resonance field of use. The remaining 22 patents have unexpired terms ranging from 11 to 17 years. Additionally, we have 8 patent applications pending. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide.

    These patents and patent applications cover processes and products in many aspects of our business. Certain of the issued patents and patent applications are jointly owned by us and others. Any party owner has the right to license rights under such patents and applications, which could result in us not having exclusive control over some inventions. We will continue to file other U.S. and key international patent applications as part of our business strategy to protect technology we consider important to providing a competitive market advantage for our technologies.

    We also rely upon trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain our competitive position.

    We believe that, since the discovery of high-temperature superconductors in 1986, several thousand patent applications have been filed worldwide and over 600 patents have been granted in the U.S. relating to high temperature superconductivity. In some cases, these patents and applications may be overlapping. There are interference proceedings pending regarding rights to inventions claimed in some of the applications. Accordingly, the patent positions of companies using high-temperature superconductor technology, including Conductus, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others have obtained or will obtain patents relating to our planned products or technology and that we will be unable to obtain licenses on commercially reasonable bases or at all.

    A patent issue of particular importance to us relates to copper oxides, including yttrium barium copper oxide. We have neither obtained any issued patents nor have we filed any patent applications covering the composition of any copper oxides. However, several U.S. and foreign patent applications are pending that would, if issued, cover the composition of yttrium barium copper oxide. We understand that at least several U.S. applications are the subject of an interference proceeding currently pending. Additionally, E. I. duPont de Nemours & Co. has notified us that it is the exclusive licensee of patents issued in Israel, Sweden, Taiwan and the United Kingdom covering the composition of yttrium barium copper oxide and a method for using yttrium barium copper oxide in superconducting applications. We anticipate that we will be required to obtain a license to use yttrium barium copper oxide in order to continue to develop and sell products based on yttrium barium copper oxide.

    We have granted to others non-exclusive, royalty-bearing licenses to some of our proprietary technologies for the manufacture and distribution of various equipment, including rotating target holders, substrate heaters and mutual inductance probes to be used in low temperature cryogenic measurement systems. Through our strategic relationships, we have received rights to certain intellectual property developed by our partners, as well as commitments from those partners to offer licenses to certain background technology. We cannot assure you that the terms of these licenses will allow us to compete effectively.

    Additionally, successful marketing of a material portion of Conductus' ClearSite products depends in part on nonexclusive licenses obtained from various licensers. There can be no assurance that such licenses will not be terminated by licensors or that Conductus will be able to develop alternate products that do not require these or other licenses.

    We own the U.S. registered trademarks "CONDUCTUS-Registered Trademark-," the Conductus logo and "Mr. SQUID-Registered Trademark-." We claim rights to the trademarks "ClearSite-TM-" and "pcSQUID-TM-."

MANUFACTURING

    We have performed pioneering work in materials, processes and structures based on thin-film superconducting technology. We have established a pilot production facility at our headquarters in Sunnyvale, California, to fabricate, test and assemble thin films and components. We fabricate two-, three-and four-inch wafers in two cleanroom areas that consist, in the aggregate, of approximately 2,600 square feet. Additionally, we assemble systems in a 3,250 square foot manufacturing facility which includes cleanrooms of approximately 1,250 square feet. We combine what we believe to be the world's most advanced yttrium barium copper oxide thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, low temperature packaging, mechanical engineering and system integration.

    The primary materials and equipment used in our ClearSite products include substrates, yttrium barium copper oxide precursors and processing equipment. We procure our substrates from several suppliers. We primarily utilize yttrium, barium and copper to produce yttrium barium copper oxide. These metals are available from numerous vendors. In limited cases, we use yttrium barium copper oxide purchased from two sources. Our processing equipment is assembled from off-the-shelf components which we can obtain from multiple sources.

    We believe that most of our products will be in the form of subsystems that incorporate superconducting and cryoelectronic components with super-cooling refrigerators and conventional electronic assemblies. Apart from the superconducting components which are manufactured by us, we anticipate that most other components of our subsystems will be purchased as standard products from commercial vendors or specially ordered from various suppliers. These include super-cooling refrigerators, printed circuit boards, product cases and housings, vacuum vessels and other components. Certain ClearSite product components, including cryocoolers, are currently obtained from a single source or a limited number of suppliers. Although we do not believe that we are ultimately dependent upon any supplier as a sole source or limited source for any critical components, our inability to develop alternative sources, a prolonged interruption in supply or a significant increase in price of one or more components would harm our business, operating results and financial condition.

    We are focusing on the development of our production processes and are manufacturing limited quantities of superconducting components and products incorporating those components at our Sunnyvale, California, facility. Apart from the production of superconducting components, we expect that our manufacturing activities generally will be limited to cleaning, final assembly, vacuum bakeout and testing. We are producing these products in limited commercial quantities and are continuing to expand our capabilities.

COMPETITION

    Although the market for superconductive electronics currently is small and in the early stages of development, we believe this market will become intensely competitive if products with significant market potential are successfully developed.

    A number of large American, Japanese and European companies are engaged in research and development programs that we believe could lead to the development and/or commercialization of superconductive electronic products. These include, among others: DuPont, IBM, TRW, and Northrop-Grumman Corporation in the U.S.; and Fujitsu Ltd., Hitachi Ltd., NEC Corp., and Sumitomo Electric Industries, Ltd. in Japan.

    We also believe that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Hypres, Inc. in digital circuits; and Illinois Superconductor Corp. and Superconductor Technologies Inc. in wireless communications. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field.

    Several of our existing collaborative arrangements permit, and future arrangements also may permit, us and our partner to use the technology developed under these arrangements. Accordingly, we may compete with our partners for commercial sales of any products developed under these arrangements.

    We believe that the principal competitive factors in the market for superconductive electronics will be the following:

    - the ability to develop commercial applications of superconductive technology;

    - product performance, including speed, sensitivity, size and power dissipation;

    - price; and

    - product quality and reputation.

We believe that we are competitive with regard to these factors. Nonetheless, because the market for superconductive electronics is at an early stage, our relative competitive position in the future is difficult to predict.

SALES AND MARKETING

    In order to successfully commercialize our products, we are expanding our sales, marketing and distribution staffing and activities. During 1998, we hired a new Vice President Sales and Marketing who will be responsible for expanding the sales organization for the commercial wireless market. Our current sales and marketing strategy relies primarily on direct sales for our communications products. We sell our magnetic sensors primarily to one company.

    We intend to add personnel to support our sales and marketing efforts. These employees will be actively engaged in direct marketing to customers, as well as in sales and marketing support. We actively market our products through direct mail advertisements and advertisements in trade journals, as well as through demonstrations at industry trade shows. Our employees have published the results of their research at Conductus widely in trade and technical journals. Additionally, our employees have frequently presented our technology as invited speakers at conferences worldwide.

    For the fiscal years 1996, 1997, 1998, commercial sales to one customer of $1,560,000, $896,000, and $76,000 were 12%, 9% and 2% of total revenues, respectively. This customer, Niki Glass Ltd., acts primarily as a distributor of our magnetic sensing products, selling to end-users

ENVIRONMENTAL MATTERS

    We use certain hazardous materials in our research and manufacturing operations. As a result, we are subject to federal, state and local governmental regulations. We believe that we have complied with all regulations and have all permits necessary to conduct our business.

EMPLOYEES

    As of December 31, 1998, we had a total of 53 full-time equivalent employees of which 22 hold advanced degrees. Of the total full-time employees, 30 were engaged in research and product development, 9 in manufacturing, 3 in sales and marketing, and 11 in administration and finance. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

                                  RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, PROSPECTIVE INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALLCAP MARKET, OUR COMMON STOCK WILL BECOME LESS EASILY TRADABLE AND STOCKHOLDERS MAY BE UNABLE TO QUICKLY AND EASILY BUY OR SELL OUR COMMON STOCK

    Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq SmallCap Market trading system. In November 1998, Nasdaq informed us that, on the basis of our Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, our net tangible assets had fallen below the level required for continued listing of our common stock on the Nasdaq National Market trading system. Subsequently, we submitted information to Nasdaq regarding our anticipated future net tangible assets and certain financing plans. Based on this submission, we applied to have our common stock listed on the Nasdaq SmallCap Market. Pending approval of our application, our common stock began trading on the Nasdaq SmallCap Market. Nasdaq has since informed us that our application to be listed on the Nasdaq SmallCap Market has been denied. We have requested an oral hearing on the subject which has not yet been scheduled, and delisting of our common stock has been stayed pending the results of this hearing.

    Although Conductus satisfied Nasdaq's requirements for listing on the Nasdaq SmallCap Market as of December 31, 1998, we do not expect to satisfy these requirements as of March 31, 1999. We are taking actions designed to help us satisfy the listing requirements by June 30, 1999. These actions include seeking to raise additional equity capital and seeking to reduce our operating losses. However, we may not be successful in these efforts. In addition, even if we are successful, Nasdaq may deny our appeal if they believe we will not satisfy the criteria over the longer term.

    If our common stock is delisted, trading in our common stock, if any, would then be conducted in the over-the-counter market on an electronic bulletin board, or in what are commonly referred to as the "pink sheets." Stockholders would then find it more difficult to sell, or to quickly and accurately obtain quotations as to the price of, our common stock.

    In addition, if we fail to maintain either (a) net tangible assets, as defined in Rule 3a51-1 of the Securities Exchange Act, of at least $2,000,000 or
(b) average revenue over a three year period of at least $6,000,000, we could become subject to certain "penny stock" rules. These rules subject brokers and dealers who sell or make a market in our common stock to additional trading rules and requirements. For example, these brokers or dealers would be required to maintain detailed records on Conductus and their own trading activities in connection with our common stock. Consequently, this could affect the willingness of brokers and dealers to sell or make a market in our common stock. This, in turn, could affect stockholder's ability to quickly and easily sell our common stock.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE

    We cannot assure you that we will ever be profitable or, if we become profitable, that we will continue to be profitable thereafter. As of December 31, 1998, we had accumulated net losses of approximately $44.6 million. We expect to incur substantial additional losses at least through 1999 as we expand our operations. Continued development of our products may require us to commit substantial resources to:

    - research and development,

    - the establishment of additional pilot and commercial-scale fabrication processes and facilities, and

    - enhanced quality control, marketing, sales and administrative capabilities.

    In order to become profitable, we must successfully develop, manufacture, introduce and market our potential products. Our failure to become profitable or maintain our profitability could significantly harm the value of our common stock.

WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL IF WE ARE TO CONTINUE OUR OPERATIONS

    Our revenues from product sales have been limited. As of December 31, 1998, we had cash reserves of approximately $2.9 million. We anticipate that our existing sources of liquidity and anticipated revenue will satisfy our projected working capital and other cash requirements through June 1999. However, changes in our plans or other events affecting us may result in the expenditure of these resources before then. THE REPORT OF OUR INDEPENDENT ACCOUNTANTS INCLUDED IN THIS PROSPECTUS INCLUDES AN EXPLANATORY PARAGRAPH RELATED TO THE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    If we are to continue our operations, we will need to raise substantial additional funds, and these funds may not be available on favorable terms or at all. Our failure to raise enough capital to meet our needs could force us to reduce or cease some or all of our operations. These events could significantly harm our results of operations and the value of our common stock.

BECAUSE OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE AND LIKELY TO FLUCTUATE SIGNIFICANTLY, THE VALUE OF OUR COMMON STOCK IS DIFFICULT TO EVALUATE

    Our operating history is limited, and our operating results are susceptible to significant fluctuations. Thus, we cannot reliably predict future operating results, making it difficult for you to assess the value of our common stock. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely upon period-to-period comparisons as indications of future performance.

    Our future operating results may vary significantly due to factors including:

    - Demand for our products;

    - The size and timing of significant orders, and their fulfillment;

    - The size and timing of government funding contracts;

    - Inflexible product life cycles which may affect our ability to change and compete;

    - Changes in our pricing policies, or those of our competitors;

    - Changes in our operating expenses and our ability to control costs;

    - Our customers' budget cycles;

    - Product quality problems;

    - Our ability, and our subcontractors' ability, to obtain sufficient supplies of limited or sole-source components for our products;

    - Consolidation by competitors and indirect channel partners; and

    - Regulatory changes.

In addition, we may experience changes in our mix of domestic and international revenues, our mix of direct sales and indirect sales, and the channels through which we sell our products. For these reasons, our gross profit and operating margins may fluctuate significantly. These factors make it difficult to predict our future operating results.

    Another factor making our future operating results difficult to predict is the fact that our products are typically shipped shortly after orders are received. Accordingly, future quarterly revenues are difficult to predict since they depend substantially on orders booked and shipped during those quarters. Product revenues are also difficult to forecast because our sales cycle, which may increase in the future, varies substantially from customer to customer and by distribution channel. We base our expense levels and plans for expansion, including our plan to significantly increase both our sales & marketing and research & development efforts, in significant part on our expectations of future revenues. These expenses and expansion plans are relatively fixed in the short-term. Consequently, our operating results in any given quarter are likely to be disproportionately harmed if revenues in that quarter fall below our expectations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE SUPERCONDUCTIVE ELECTRONICS INDUSTRY OR AGAINST ALTERNATIVE TECHNOLOGIES

    Although the market for superconductive electronics currently is small and in the early stages of development, we believe this market is intensely competitive. A number of large companies with substantially greater financial resources and capabilities are engaged in programs to develop and commercialize products which may compete with ours, or they may begin such programs if the market develops. Smaller companies, including Illinois Superconductor Corporation and Superconductor Technologies, Inc., are also developing and commercializing superconductive electronic products. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to commercial superconductive electronic products. Our success will depend on our ability to develop and maintain our technological leadership while managing the various risks described in this prospectus. Our failure to compete successfully could significantly harm our business and financial condition and the value of our common stock.

    In addition to the products that our planned products will compete with directly, a number of competing approaches and technologies are currently being used to increase the capacity and improve the quality of wireless networks, some of which may be less expensive or offer better performance. These approaches include increasing the numbers of cellular transmission stations, increasing tower heights, locating filters and amplifiers at the top of antennas and using advanced antenna technology. We may not succeed in competing with these alternate technologies, and for this reason our business, operating results and financial condition may suffer.

WE DEPEND HEAVILY UPON GOVERNMENT CONTRACTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS WOULD SUFFER IF, AMONG OTHER THINGS, ANY OF THESE CONTRACTS ARE TERMINATED OR ADVERSELY MODIFIED

    A significant portion of our revenue has been derived from contracts with the U.S. government. Although we anticipate that government contract revenues will grow in 1999 compared to 1998, revenues from government contracts may not grow and may fall. A reduction in, or discontinuance of, the government's commitment to or our participation in such programs would significantly harm our business, operating results and financial condition. Our revenue from government-related contracts represented approximately 77% of total revenue for fiscal years 1996 and 1997 and 79% of total revenue for fiscal 1998. Our contracts involving the U.S. government may include various risks, including:

    - Termination by the government for their own convenience;

    - Reduction or modification in the event of changes in the government's requirements or budgetary constraints;

    - Increased or unexpected costs causing losses or reduced profits under contracts where our prices are fixed or unallowable costs under contracts where the government reimburses us for costs and pays an additional premium;

    - Risks of potential disclosure of our confidential information to third parties;

    - The failure or inability of the main contractor to perform its contract in circumstances where we are a subcontractor;

    - The failure of the government to exercise options provided for in the contracts;

    - The government's right in certain circumstances to freely use technology developed under contracts with it; and

    - Exercise of the U.S. government's right to require us to license to third parties patented technology developed under government contracts if we fail to continue to develop the technology.

    The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs to which our development projects apply, particularly in light of recent legislative initiatives to reduce the funding of various U.S. government agencies and programs. Even if funding is continued, we may fail to compete successfully to obtain funding pursuant to such programs.

BECAUSE WE DEPEND ON A SMALL NUMBER OF CUSTOMERS, HARM TO, OR THE LOSS OF, ANY OF THESE RELATIONSHIPS COULD SIGNIFICANTLY HARM OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS

    To this day, a relatively small number of customers have accounted for a significant portion of our total revenue, and we expect that this trend will continue for the foreseeable future. Accordingly, our future operating results will continue to substantially depend on the success of a few customers and our relationships with them. Any reduction or delay in sales of our products to one or more of these key customers could significantly harm our business, financial condition and results of operations. Our operating results will also depend on our ability to successfully develop relationships with additional key customers. We cannot assure you that we will retain our largest customers or that we will be able to recruit additional key customers.

    Most of our customers can cease doing business with us with limited notice and with little or no penalty. Our customer agreements typically do not require minimum purchases. Further, many of our customers also have relationships with our competitors. These relationships may affect the purchasing decisions of such customers. We cannot assure you that our customers will not choose to direct their business to our competitors.

BECAUSE THE SUPERCONDUCTIVE ELECTRONICS MARKET IS NEW AND UNCERTAIN, WE CANNOT PREDICT WHETHER OUR PRODUCTS WILL BE COMMERCIALLY ACCEPTED

    The superconductive electronics market is new, with limited product commercialization to date. Since our inception we have been engaged principally in research and development activities. Although we have introduced a number of superconductive electronic products, most of our revenues to date have been derived from research and development contracts. We may not successfully develop, introduce and market new products or product enhancements. Any new products or product enhancements may not be well received in the marketplace or achieve any significant degree of commercial acceptance.

    We cannot assure you that, even if our products meet performance standards acceptable to the superconductive electronics market, we will be able to manufacture adequate quantities of any products we introduce at costs low enough for us to continue to operate on a timely basis, or that any such products will offer price/performance advantages sufficient to achieve market acceptance. If we fail to successfully develop, manufacture and commercialize products that offer sufficient price/performance advantages or to achieve significant market acceptance on a timely and cost-effective basis, our business, operating results and financial condition could be harmed.

WE MAY NOT SUCCESSFULLY ADJUST TO THE RAPIDLY CHANGING SUPERCONDUCTIVE ELECTRONICS MARKET

    The field of superconductivity is characterized by rapidly advancing technology. Our success depends upon our ability to keep pace with advancing superconductive technology, including materials, processes and industry standards. We have focused our development efforts to date principally on yttrium barium copper oxide, a high-temperature superconductor. However, yttrium barium copper oxide may not ultimately prove commercially competitive against other currently known materials or materials that may be discovered in the future.

    We will have to continue to develop and integrate advances in technology for the fabrication of electronic circuits and devices and manufacture of commercial quantities of our products. We will also need to continue to develop and integrate advances in complementary technologies. We cannot assure you that our development efforts will not be rendered obsolete by research efforts and technological advances made by others or that materials other than those currently used by us will not prove more advantageous for the commercialization of superconductive electronic products.

OUR SALES CYCLES ARE LONG AND UNPREDICTABLE, MAKING OUR FUTURE PERFORMANCE AND THE VALUE OF OUR COMMON STOCK UNPREDICTABLE

    Because customers who purchase our systems must commit a significant amount of capital and other resources, sales to our customers are subject to delays beyond our control. Our customers must consider budgetary constraints, comply with internal procedures for approving large expenditures and complete whatever testing is necessary for them to integrate new technologies that will affect their key operations. While the sales cycle for an initial order of our products is typically 6 to 12 months, we may experience longer sales cycles in the future. Such delays or lengthened sales cycles could have a material adverse effect on our business, operating results and financial condition.

THE YEAR 2000 COULD FORCE US TO SPEND SIGNIFICANT FUNDS TO PREPARE FOR POTENTIAL PROBLEMS, AND WE COULD EXPERIENCE SIGNIFICANT LOSSES AT THAT TIME

    Many computer systems and applications experience problems handling dates beyond the year 1999, and will need to be modified before the year 2000 in order to remain functional. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of our key operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Although we are working to avoid any problems, year 2000 problems could harm our operations and cause significant losses.

    In addition, as our year 2000 compliance project continues, we may discover additional problems for which we may not be able to develop, implement, or test possible solutions. Also, we may find that the costs of these activities materially exceed our current expectations. Necessary expenses arising from these additional problems would harm our results of operations.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE

    The market price of our common stock has been and is likely to continue to be highly volatile. Our common stock may be significantly affected by the following factors:

    - Actual or anticipated fluctuations in our operating results;

    - Announcements of technological innovations;

    - New products or new contracts by us or our competitors;

    - Conditions and trends in the telecommunications and other technology industries;

    - Changes in financial estimates of our future results by securities analysts.

    In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. In the past, securities class action lawsuits have often been brought against such companies following periods of stock price volatility. We may be affected by similar litigation in the future which could result in substantial costs and cause a diversion of management's attention and resources. These events could significantly harm our business, operating results and financial condition.

BECAUSE WE DEPEND HEAVILY ON THE SUCCESSFUL DEVELOPMENT AND SALE OF OTHER COMPLEMENTARY TECHNOLOGIES, WE MAY NOT SUCCEED IF CERTAIN OTHER PRODUCTS AND TECHNOLOGIES ARE NOT AVAILABLE TO US

    Our success depends on the commercial availability of a number of other technologies, such as specialized mechanical refrigeration systems, super-cooled semiconductor technology and specialized microchip materials. Some of these complementary technologies are in the development stage. We do not intend to devote significant efforts or resources to developing these technologies; we depend on the development activities of third parties in these areas. We cannot assure you that these technologies will be successfully developed and commercialized, or that they will achieve market acceptance.

OUR DEPENDENCE ON A SMALL NUMBER OF SUPPLIERS MAKES US PARTICULARLY VULNERABLE TO EVENTS WHICH IMPACT OUR SUPPLIERS, MOST OF WHICH EVENTS ARE BEYOND OUR CONTROL

    Certain components of our subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers. Our business, operating results and financial condition could be significantly harmed by (a) an inability to develop alternative sources or to meet customer demand, (b) a prolonged interruption in supply, or (c) a significant increase in price of one or more components.

OUR FAILURE TO SUCCESSFULLY DEVELOP COLLABORATIVE RELATIONSHIPS WITH GOVERNMENT AGENCIES, RESEARCH INSTITUTIONS AND OTHER COMPANIES WOULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

    We have established and continue to seek collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Our success depends on the development and success of these collaborative arrangements. However, we may not be able to enter into collaborative arrangements on commercially reasonable terms, and even if established, these arrangements may not succeed. Even if these programs are successful, we cannot assure you that our collaborative partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. Finally, these programs (a) may require us to share control over our development, manufacturing and marketing programs and relinquish rights to our technology, (b) may be subject to termination at the discretion of our collaborative partners and (c) may restrict our ability to engage in certain areas of product development, manufacturing and marketing.

PROTECTION OF OUR PATENTS AND PROPRIETARY RIGHTS IS UNCERTAIN

    Our efforts to protect our proprietary rights may not succeed in preventing their infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of our issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of our products. Additionally, certain of the issued patents and patent applications are jointly owned by us and third parties. The fact that any owner or co-owner of a patent has the right to license rights under their patent or application which could cause us to lose exclusive control over our inventions.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AGAINST US IN CONNECTION WITH OUR USE OF YTTRIUM BARIUM COPPER OXIDE COULD MATERIALLY HARM OUR RESULTS OF OPERATIONS

    The patent positions of companies using high-temperature superconductor technology, including Conductus, are uncertain and there is significant risk that others, including our competitors, have obtained or will obtain patents relating to our planned products or technology.

    We cannot assure you that we will obtain licenses to patents covering yttrium barium copper oxide compositions, if these patents are issued, or to any other patents applicable to our business, on commercially reasonable terms. We may be required to expend significant resources to develop alternatives that would not infringe the yttrium barium copper oxide patents or to obtain licenses to the technology that we infringe or would infringe. We may not be able to successfully design around these patents or obtain licenses to them and may have to defend ourselves at substantial cost against allegations of infringement of third party patents. An adverse outcome in such a suit could subject us to significant liabilities or require us to cease using such technology. Even the cost of defending a patent lawsuit would constitute a major financial burden for us, one that would significantly harm our business, operating results and financial condition.

OUR LIMITED COMMERCIAL MANUFACTURING EXPERIENCE AND CAPABILITIES COULD HAMPER OUR SUCCESS IN THE HIGHLY COMPETITIVE AND COMPLEX SUPERCONDUCTIVE PRODUCTS MARKET

    Our failure to develop an adequate manufacturing capacity would significantly harm our business, operating results and financial condition. We have established a limited production facility. To date, we have focused primarily on developing fabrication processes and producing limited quantities of superconducting thin films and components. Although our processing technology derives principally from semiconductor manufacturing technology, the fabrication of high-temperature superconductor components is especially difficult because of specific properties unique to high-temperature superconductor materials.

    We cannot assure you that we can develop the enhanced processing technology necessary to develop more advanced superconducting devices and circuits or that we will be able to attain commercial yields in the future. Even if we can attain commercial yields, we may suffer recurring yield problems caused by mask defects, impurities in materials and other factors. While we have established limited production facilities for our electronics products, we may not be able to expand our processing, production control, assembly, testing and quality assurance capabilities to produce existing or planned superconductive electronic products in adequate commercial quantities.

OUR SUCCESS DEPENDS ON THE ATTRACTION AND RETENTION OF KEY EMPLOYEES

    We depend heavily upon the efforts of our senior management and technical teams. The loss of the services of one or more members of these teams could slow our product development and commercialization objectives. Due to the specialized nature of our business, we also depend upon our ability to attract and retain qualified technical and key management personnel. Moreover, we target our products towards markets that require substantial industry knowledge and expertise. We currently have limited expertise in these areas and it is essential that we attract and retain qualified personnel with expertise in manufacturing, marketing, sales and support in each of our targeted markets. Competition for qualified personnel in our market is intense and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

REGULATORY CHANGES NEGATIVELY EFFECTING WIRELESS COMMUNICATIONS COMPANIES COULD SUBSTANTIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

    The operation of cellular and personal communications services communication stations, or "base stations," is strictly regulated in the United States by the Federal Communications Commission. Base stations and equipment marketed for use in base stations must meet specific technical standards. Our ability to sell our high-temperature superconductor filter subsystems will depend upon the rate of deployment of personal communications services, or "PCS," the ability of base station equipment manufacturers and of cellular base station operators to obtain and retain the necessary approvals and licenses, and changes in regulations that may impact the requirements for our products. Any failure or delay of base station manufacturers or operators in obtaining necessary approvals could significantly harm our business, operating results and financial condition.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS COULD BE ESPECIALLY COSTLY DUE TO THE HAZARDOUS MATERIALS WE MUST USE AS A MAKER OF SEMICONDUCTORS

    We are subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our business. Any failure to comply with present or future regulations could result in fines being imposed, suspension of production or interruption of our operations. In addition, these regulations could restrict our ability to expand or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or to clean up prior discharges.

OUR CORPORATE GOVERNANCE STRUCTURE MAY DELAY OR PREVENT OUR ACQUISITION BY ANOTHER COMPANY

    We have adopted a stockholder rights plan which, if triggered, could make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would create an immediate benefit to our stockholders. Further, provisions of our Restated Certificate of Incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of Conductus by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our Restated Certificate of Incorporation does not permit stockholders to act by written consent and our bylaws require advance notice of any matters to be brought before the stockholders at the annual meeting.

    Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the terms of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

WE DO NOT INTEND TO PAY DIVIDENDS

    We have never paid cash dividends and do not anticipate paying cash dividends on the common stock in the foreseeable future.

ITEM 2.  PROPERTIES

    Our principal facility, including our pilot production facility, is located in two buildings providing approximately 40,000 square feet of available space in Sunnyvale, California, with leases which will expire in August 2000 and 2001. During 1997, we subleased our facility in San Diego, California, to Niki Glass, in connection with an asset sale of certain of the assets of the Instrument and Systems division. That lease expired in February 1998.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material litigation and are not aware of any pending or threatened litigation against us that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    No matters were submitted to our stockholders during our fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers are as follows:

NAME                                                   AGE  POSITION
-----------------------------------------------------  ---  -----------------------------------------------------
Charles E. Shalvoy...................................  50   President, Chief Executive Officer and Director
Ron Wilderink........................................  40   Vice President of Finance and Chief Financial Officer
Jim Simmons..........................................  49   Vice President, Sales and Marketing
Randy W. Simon, Ph.D.................................  44   Vice President, Technology Programs

    MR. SHALVOY joined us in June 1994 as President, Chief Executive Officer and Director. From 1988 to 1994, he was President and Chief Operating Officer of Therma-Wave, Inc., a manufacturer of semiconductor production equipment. Prior to that he was employed by Aehr Test Systems, Emerson Electric Corp. and Raychem Corporation in a variety of senior management positions. Mr. Shalvoy holds a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from Stanford University.

    MR. WILDERINK was appointed Chief Financial Officer in 1998. From 1995 until 1998, he was Vice President, Corporate Controller of Oak Technology, Inc., a multinational semiconductor manufacturer. His prior experience includes management positions in the finance organizations of Bell Microproducts, Inc., a distributor of high technology products, and VMX, Inc., a manufacturer of integrated voice processing systems. Mr. Wilderink holds a B.S. degree in Accounting from San Jose State University.

    MR. SIMMONS joined us in November 1998 as Vice President Sales and Marketing. From 1994 to 1998 he was Vice President, Marketing and Sales of Superconductor Technologies, Inc., a manufacturer of high-temperature superconducting wireless subsystems. His prior experience includes senior management positions at Therma-Wave, Inc., Nanometrics, Inc. and KLA Instruments Corporation and various management positions at Hewlett-Packard. Mr. Simmons holds a B.S. degree in Applied Physics from California Institute of Technology and an M.B.A. from Harvard Business School.

    DR. SIMON joined us in October 1990 as Senior Scientist and served as Director of Research and Development from March 1991 to January 1993 and as Vice President, Marketing and Development from January 1993 to November 1994 and Vice President, Technology Programs and Investor Relations from November 1994 to November 1995 and Vice President, Technology Programs since November 1995. From January 1985 to October 1990, he held a variety of scientific and managerial positions at TRW, where he headed TRW's Superconductivity Research Department's high-temperature superconductivity program and managed TRW's internal research and development program on high-temperature superconductive electronics. Dr. Simon holds a B.S. in Physics from Pomona College and an M.S. and a Ph.D. in Physics from the University of California, Los Angeles.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market under the trading symbol "CDTS" on August 5, 1993, and moved to the Nasdaq SmallCap Market on November 10, 1998. We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings generated from operations will be retained to develop and expand our business. Our board of directors, at their discretion, will determine whether we will pay dividends on the common stock in the future. In addition, our line of credit prohibits us from paying cash dividends without the lender's consent.

    The following table presents quarterly information on the high and low closing sales prices for shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                                  HIGH          LOW
                                                                               -----------     ------
1996
First Quarter................................................................  $      15    $       61/2
Second Quarter...............................................................         161/2         93/4
Third Quarter................................................................         127/8         75/8
Fourth Quarter...............................................................          91/2         6

1997
First Quarter................................................................  $       91/4 $       6
Second Quarter...............................................................          75/8         55/8
Third Quarter................................................................          65/16         47/8
Fourth Quarter...............................................................          57/8         31/4

1998
First Quarter................................................................  $       5    $       231/32
Second Quarter...............................................................          43/8         27/8
Third Quarter................................................................          41/2         21/16
Fourth Quarter...............................................................          21/4         11/64

    As of March 29, 1999, the closing sale price of our common stock was $1 5/8 per share.

    On March 29, 1999, we had 77 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with both the Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data at December 31, 1997 and 1998 are derived from and are qualified by reference to, the audited financial statements included elsewhere in this prospectus. The statement of operations data for the years ended December 31, 1994 and 1995 and the balance sheet data at December 31, 1994, 1995 and 1996 are derived from audited financial statements not included in this prospectus. The results of operations for the year ended December 31, 1998 or any other period are not necessarily indicative of future results.

                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1994       1995       1996       1997       1998
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
  Contract..................................................  $   7,048  $   8,148  $   9,691  $   7,266  $   3,698
  Product sales.............................................      1,588      2,434      2,852      2,188        991
                                                              ---------  ---------  ---------  ---------  ---------
    Total revenues..........................................  $   8,636  $  10,582  $  12,543  $   9,454  $   4,689
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Loss from operations........................................  $  (4,876) $  (4,423) $  (5,109) $  (7,499) $  (7,132)
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Net loss attributable to common shareholders................  $  (4,544) $  (4,422) $  (5,004) $  (7,543) $  (7,829)
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Basic and diluted net loss per common share attributable to
  common shareholders.......................................  $   (0.85) $   (0.80) $   (0.80) $   (1.09) $   (1.10)
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
Shares used in per share calculations.......................      5,323      5,543      6,263      6,897      7,088
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------

                                                                                   DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 1994       1995       1996       1997       1998
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Balance Sheet Data:
  Working capital............................................  $   7,076  $   4,287  $   9,135  $   1,822  $   2,656
  Total assets...............................................     12,541     10,128     16,081      8,762      7,035
  Long-term debt, less current portion.......................        533      1,146      1,022        310      1,341
  Total stockholders' equity.................................      9,529      5,814     11,183      4,301      3,364

------------------------

The above "basic and diluted loss per common share" and "shares used in per share calculations" information was computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of December 31, 1998, we had accumulated losses of approximately $44,599,000 and we expect to incur significant additional losses during 1999. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. Our total revenues decreased to $4,689,000 in 1998 from $9,454,000 in 1997 and $12,543,000 in 1996.

    Revenue under U.S. government research and development contracts represented approximately 77% of total revenue in 1996 and 1997 and 79% of revenue in 1998. Contract revenue decreased to $3,698,000 in 1998 from $7,266,000 in 1997 and $9,691,000 in 1996. The decreases in contract revenue relate primarily to the narrowing scope of our business interests in 1997 and 1998. During this time, we began to focus exclusively on contracts relating to our wireless telecommunications business and did not continue to seek additional contracts related to superconducting technologies outside of the wireless telecommunications market. We have submitted several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted and anticipate that government contract revenues will increase compared to 1998, however we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

    Revenue from product sales represented approximately 23% in 1996 and 1997 and 21% in 1998. Product revenue decreased to $991,000 in 1998 from $2,188,000 in 1997 and $2,852,000 in 1996. The decreases in product revenue relate primarily to a decrease in revenue from products that do not relate to our core market, including sales of magnetic sensing systems, and other products partially offset by an increase in revenue from sales of our wireless telecommunications products. Conductus recognized revenue on its wireless telecommunications products of $96,000 and $762,000 in 1997 and 1998, respectively. Future sales of these products are subject to numerous technical and market risks.

    Cost of product sales were $1,824,000, $1,845,000 and $2,685,000 for 1996,
1997 and 1998, respectively. The cost of products in 1996 and 1997 were primarily composed of costs of superconducting magnetic systems manufactured by our Instrument and Systems Division, which we disposed of in 1997. The cost of products in 1998 were primarily composed of costs of the wireless telecommunications products. Cost of product sales increased slightly from 1996 to 1997 despite lower volume of sales due to inventory write-downs of approximately $457,000 related to our Instrument and Systems Division products and to certain related product lines. Cost of product sales increased in 1998 compared to 1997 despite the lower volume of sales primarily as a result of the increased overhead and start up costs associated with our wireless communications products.

    Gross margins were 36%, 16% and (171%) for 1996, 1997 and 1998, respectively. The decrease in gross margins from 1996 to 1997 was primarily due to the inventory write-downs discussed above. The decrease in gross margins from 1997 to 1998 was primarily due to the start up costs of wireless communications product lines in late 1997. We anticipate gross margins to increase as shipments of the wireless communication products increase, however we cannot assure you that margins will improve in the future. Costs of contract revenues are included in research and development expenses and are discussed below.

    Research and development includes both externally and internally funded projects. Research and development expenses were $11,774,000, $10,626,000 and $5,621,000 and represented 94%, 112% and 120% of our revenues in 1996, 1997 and 1998, respectively. The decrease in 1997 compared to 1996 is primarily related to the impact of the $2,425,000 decrease in contract revenues during the comparison periods and, to a lesser extent, the dispositions of our Instrument and Systems Division and our nuclear magnetic resonance product line. These decreases were offset somewhat by increased spending on new wireless communication and development activities.

    The decrease in 1998 compared to 1997 is primarily related to the decrease in contract revenues. Externally funded research and development programs, primarily under contracts with agencies of the U.S. government, accounted for approximately $13,178,000, $9,814,000 and $5,661,000 of total operating costs and expenses in 1996, 1997, and 1998, respectively. These decreases reflect reductions in federal research and development funding and the narrower scope of our business interests in 1997 and 1998. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses compared to 1998.

    Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $4,054,000, $4,330,000 and $3,514,000 in 1996, 1997 and 1998, respectively. The increase in spending in 1997 compared to 1996 was primarily due to increased sales and marketing spending related to commercial wireless communication products, offset somewhat by lower spending due to the disposition of our Instrument and Systems division. The decrease in spending in 1998 compared to 1997 was related to decreases in spending in administration compared to the prior year resulting from lower overall headcount levels. We expect to continue to incur increasing sales and marketing expenses to the extent we increase sales of commercial products, particularly in the communications markets.

    Interest income was $263,000, $267,000 and $97,000 in 1996, 1997 and 1998,
respectively. The decrease in interest income in 1998 compared to 1997 was primarily due to lower average cash balances during the comparison periods.

    Interest charges related primarily to our loan from a leasing company as well as our bank term loans. Interest expense was $183,000, $202,000 and $530,000 in 1996, 1997 and 1998, respectively. The increase in interest expense during these years was primarily the result of higher average debt levels during the comparison periods. Interest expense in 1998 includes interest payments on the bridge loan facility we entered into with our bank, payments related to the outstanding loan from a leasing company and the amortization of the value of warrants issued to the bank and leasing companies.

    As a result of incurring losses, we have not incurred any income tax liability. We have established a valuation allowance against our deferred tax assets and review this allowance on a periodic basis. At such time that we believe that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

    We do not believe that inflation has had a material effect on our financial condition or results of operations during the past three fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through:

    - $13,251,000 in net proceeds from our initial public offering of common stock in August 1993,

    - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

    - $20,989,000 raised in private placement financings, including net proceeds of $6,344,000 raised in September 1998,

    - $43,970,000 from U.S. government contracts,

    - $2,234,000 in outstanding borrowings under various lease and bank loan arrangements, and

    - $3,784,000 in interest income.

    In September 1998, we issued a total of 2,461,227 shares of Series B preferred stock, and issued warrants to purchase 492,242 shares of common stock, for a total of $6,344,461.

    As of December 31, 1998 our aggregate cash, cash equivalents and short term investments totaled $2,888,000 compared to $3,168,000 as of December 31, 1997. Additionally, we have entered into a bank line of credit facility and an equipment lease line. We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables. As of December 31, 1998, the total amount outstanding under the bank line of credit facility was $255,180 and no additional amount was available under the line. Under the equipment lease, we may finance up to a total of $1,000,000 of future equipment acquisitions. There were no balances outstanding under the equipment line as of December 31, 1998.

    Net cash used in operations was $4,897,000 $4,702,000 and $7,258,000 for 1996, 1997, and 1998, respectively. The decrease in net cash used in operations for 1997 compared to 1996 was due primarily to a decrease in accounts receivable, higher provision for excess and obsolete inventory, and the decrease in prepaid expenses, offset somewhat by a larger net loss in 1997. The increase in net cash used in operating activities in 1998 compared to 1997 was primarily due to a comparatively smaller decrease in accounts receivable compared to the prior period as well as a decrease in accounts payable and accrued liabilities partially offset by an increase in inventory during the comparison periods. Accounts receivable, net of allowance for doubtful accounts, was $2,055,000 and $1,110,000 as of December 31, 1997 and 1998, respectively. This decrease was primarily the result of a decrease in related contract and product revenues from 1997 and 1998 and, to a lesser extent, the increase in the allowance for doubtful accounts from 1997 to 1998. The increase in the allowance for doubtful accounts during the comparison periods was primarily due to an increase in the proportion of accounts greater than 90 days old relative to the total outstanding balance in 1998 compared to 1997. The increase in the level of inventory from 1997 to 1998 was primarily due to an increase in the level wireless communications products during the year required to satisfy ongoing and anticipated trials and shipments of our latest products partially offset by an increase in the allowance for obsolete inventory related to discontinued products and early versions of wireless communications products. We anticipate that we will incur significant additional net losses during 1999 and anticipate that our accounts receivable and inventories may increase during 1999 as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during 1999.

    Net cash provided by (used in) investing activities was ($4,868,000) in 1996, compared to $5,848,000 in 1997, and ($1,035,000) in 1998. The change in
1997 compared to 1996 is primarily due to the change in proceeds from sales of short term investments and purchase of short term investments. In 1997 we sold $5,956,000 more of our short term investments than we purchased to increase cash, while in 1996 we purchased $3,633,000 more of short term investments than we sold to invest cash. The change in 1998 compared to 1997 was primarily due to relatively higher purchases of short term investments than proceeds received on maturities of short term investments. In 1998, we purchased $784,000 more of short term investments than we sold to decrease cash. In addition, capital expenditures decreased by $575,000 in 1997 compared to 1996 and decreased by $438,000 in 1998 compared to 1997, due to lower spending on laboratory and manufacturing equipment. We anticipate that our capital expenditures will increase slightly in 1999 as we continue our transition to manufacture greater volumes of commercial products.

    Net cash provided by financing activities was $7,229,000 in 1998 compared to $345,000 in 1997 and $10,612,000 in 1996. The decrease in 1997 compared to 1996 was primarily due to lower net proceeds from the issuance of common stock. The net cash provided by financing activities in 1996 was primarily due to our follow-on offering in June of 1996 and borrowings under our equipment loans, offset by principal payments under capital lease obligations and equipment term loans. The net cash provided by financing activities in 1998 was primarily due to the issuance of preferred Series B stock and related warrants as well as proceeds from borrowings in excess of debt payments during the year. We have received limited revenues from product sales to date.

    All of our credit arrangements contain reporting and financial covenants which we are required to satisfy. We cannot assure you that we will satisfy all such covenants in the future. We cannot assure you that if we default on any of the covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, no further amounts would be advanced to us under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

    To date we have received limited revenues from product sales. The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish commercial-scale manufacturing and to market these products. We expect to use significant amounts of cash for capital equipment and to support operations until product revenues increase. Additional financing may not be available on acceptable terms or at all. Unless we are able to raise significant additional funds, through debt or equity issuances, asset sales or otherwise, we will be required to delay, reduce or eliminate one or more of our research and development programs or obtain funds from collaborative partners or others that may require us to relinquish rights to our technologies or potential products that we would not otherwise relinquish. Our future capital requirements will depend on many factors, including:

    - continued progress in our research and development programs,

    - the magnitude of these programs,

    - the time and cost involved in obtaining any required regulatory approvals,

    - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents,

    - successful completion of technological, manufacturing and market requirements,

    - changes in existing research relationships,

    - the availability of funding under government contracts,

    - our ability to establish collaborative arrangements, and

    - the cost of manufacturing scale-up and the amount and timing of future revenues.

    We anticipate total capital expenditures of approximately $900,000 during 1999, which will be funded primarily from our $1,000,000 lease line of credit for new equipment purchases. We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy our projected working capital and other cash requirements through June 1999. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before June 1999. Additionally, we can give you no assurance that additional financing will be available on acceptable terms or at all.

THE YEAR 2000 ISSUE

    The potential problem presented by the year 2000 is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to function properly. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of key operations. Important operations which could be disrupted include, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    We have expended resources to review our products, services and internal use software to identify those products, services and systems that may not properly process the year 2000 date. The costs related to potential year 2000 problems are expensed as incurred, and represent a reallocation of existing resources.

    Our compliance project comprises four phases: (1) identification of risks,
(2) assessment of those risks, (3) development of remedies and contingency plans, and (4) implementation and testing. The following describes the status of our year 2000 compliance project, and our estimates regarding future compliance expenses, in relation to four pertinent aspects of our business:

    SALES, MANUFACTURING AND FINANCE INFORMATION SYSTEMS. We are currently in the fourth phase of our compliance project. Our vendors have confirmed that the versions of software currently in use are year 2000 compliant. We plan to complete our tests by the end of June 1999. We do not anticipate incurring any material expenses to complete our tests on these systems.

    NETWORK HARDWARE, SOFTWARE AND DESKTOP WORKSTATIONS. We have completed phase three and have developed a plan to complete an upgrade of all non-compliant hardware and software by June 1999. We estimate that we will spend approximately $250,000 replacing non-compliant equipment.

    PRODUCTS WE HAVE SOLD. Our completed assessment indicates that these products are year 2000 compliant. We do not anticipate incurring any material expenses related to products we have sold or to any current product designs.

    FABRICATION AND MANUFACTURING EQUIPMENT. We are completing phase two and beginning to develop remedies and contingency plans. We expect to complete phase two by the end of March 1999, and to complete phase three by the end of June 1999. We are unable to estimate the remaining financial impact, if any, of the year 2000 because our assessment phase is not completed. However, we currently anticipate that our $1,000,000 equipment lease line will be sufficient to cover both the network costs and any costs that may be incurred related to the upgrade or replacement of fabrication and manufacturing equipment in 1999.

    We have begun to formally communicate with our significant suppliers and large customers to determine the extent to which we are vulnerable to their failure to fix their own year 2000 problems. We cannot assure you that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not harm us.

    As our year 2000 compliance project continues, we may (a) discover additional year 2000 problems, (b) may not be able to develop, implement, or test remedies or contingency plans, or (c) may find that the costs of these activities exceed current expectations and become material. These contingencies could force us to spend additional time and money to avoid potential year 2000 problems.

    In the event we do not complete our compliance program as scheduled, the year 2000 could cause significant problems. If all of our key operations cease to function properly, we could experience an enterprise-wide shutdown for an unknown period of time. We are unable to assess the magnitude of any losses that could result from this worst case scenario.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. Statement of Position 98-1 is effective for fiscal years beginning after December 15, 1998.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5. "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. Statement No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 1999. We do not currently hold derivative instruments or engage in hedging activities.

    We are currently in the process of assessing the implications of these statements and have not yet determined the impact of their adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Conductus' general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Our exposure to financial market risks relates primarily to our exposure to the impact of changes in interest rates on our fixed income investment portfolio and long-term debt obligations.

FIXED INCOME INVESTMENTS

    The primary objective of our investment activities is to preserve our principal while maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio that consists primarily of short-term, high-quality commercial paper and foreign debt. All of our fixed income investments have maturities of less than one year. Hence, our exposure related to changes in interest rates is somewhat limited due to the short-term nature of our portfolio. We do not use derivative financial instruments in our investment portfolio.

DEBT OBLIGATIONS

    Conductus' outstanding debt consists of term loan obligations that are primarily based on fixed rates. Therefore, our exposure to changes in interests rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant and auditor's report are included in pages 33-54:

    Report of Independent Accountants

    Balance Sheets--as of December 31, 1997 and 1998

    Statements of Operations and Comprehensive Loss--years ended December 31, 1996, 1997 and 1998

    Statements of Stockholders' Equity--years ended December 31, 1996, 1997 and 1998

    Statements of Cash Flows--years ended December 31, 1996, 1997 and 1998

    Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 27, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information required by this item that is included under the caption "Executive Compensation and Related Information" in our 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information required by this item that is included under the caption "Ownership of Securities" in our 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information required by this item that is included under the caption "Certain Transactions" in our 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                                  PAGE NUMBER
                                                                                                                  -----------
        1.   Financial Statements
             Report of Independent Accountants..................................................................          34
             Balance Sheets--as of December 31, 1997 and 1998...................................................          35
             Statements of Operations and Comprehensive Loss--years ended December 31, 1996, 1997 and 1998......          36
             Statements of Stockholders' Equity--years ended December 31, 1996, 1997 and 1998...................          37
             Statements of Cash Flows--years ended December 31, 1996, 1997 and 1998.............................          38
             Notes to Financial Statements......................................................................          39

        2.   Financial Statement Schedule
             Report of Independent Accountants..................................................................         S-1
             Schedule II--Valuation and Qualifying Accounts.....................................................         S-2

        3.   See Exhibits

EXHIBIT NO                                                DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1(1) Stock Exchange Agreement dated as of May 28, 1993, between the Company and Tristan Technologies, Inc.

       3.1(2) Restated Certificate of Incorporation.

       3.2(3) Restated Bylaws.

       3.3(4) Certificate of Designation of Series B Preferred Stock.

       4.1(3) Stockholder Rights Plan.

       5.1*  Opinion of Counsel.

      10.1(1) 1987 Stock Option Plan.

      10.2(1) Amended 1989 Stock Option Plan.

      10.3(5) 1992 Stock Option/Stock Purchase Plan.

      10.4(6) 1994 Employee Stock Purchase Plan.

      10.5(1) Second Amended and Restated Registration Rights Agreement dated June 3, 1993.

EXHIBIT NO                                                DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.6(4) Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and September
             22, 1998, between the Company and Series B Investors.

      10.7(4) Form of Warrant to Purchase Common Stock between the Company and Series B Investors.

      10.8(7) Employment Agreement dated May 3, 1994 between Registrant and Mr. Charles E. Shalvoy.

      10.9(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

      10.10(1)+ Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement between
             Registrant and Hewlett-Packard Company dated June 2, 1993.

      10.11(8) Collaboration Agreement between Registrant and CTI dated September 19, 1995.

      10.12(8) High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant,
             Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic
             Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.

      10.13(9)+ Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the
             Registrant and Lucent Technologies Inc.

      10.14(4) Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.

      10.15(4) Amendment to Engagement Letter between the Company and Sutro and Co. Inc., dated September 2, 1998.

      10.16(4) Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.

      10.17(4) Master Lease Agreement between the Company and Leasing Technologies International, Inc., dated June
             15, 1998.

      10.18(1) Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee Limited Partnership for
             Sunnyvale facilities.

      10.19(7) Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee Limited Partnership for
             Sunnyvale facilities.

      10.20(7) Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

      10.21(10) Loan Modification Agreement dated June 30, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.22(10) Loan Modification Agreement dated November 12, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.23(10) Loan Modification Agreement dated December 23, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.24(11) Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

      10.25(12) Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

EXHIBIT NO                                                DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.26(4) Master Loan and Security Agreement between the Company and Transamerica Business Credit Corporation,
             dated June 26, 1998.

      10.27(4) Stock Subscription Warrant Agreement between the Company and Transamerica Business Credit
             Corporation, dated June 26, 1998.

      10.28(13) Silicon Valley Bank Loan Agreement.

      10.29(13) Collateral Assignment, Patent Mortgage and Security Agreement between the Company and Silicon Valley
             Bank.

      10.30(10)+ Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.

      10.31(10) Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of
             Registrant's assets related to its temperature controller business.

      10.32(10) Asset Purchase Agreement dated September 3, 1997, between Registrant and Niki Glass Ltd. for sale of
             Registrant's assets related to portions of its instruments business.

      23.1   Consent of Independent Accountants

      24.1*  Power of Attorney (See Page 31).

      27.1*  Financial Data Schedule.

------------------------

*   Previously filed.

+ Confidential treatment granted or requested as to certain portions of these exhibits.

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

 (2) Incorporated herein by reference to the Company's 1993 Annual Report on Form 10-K.

 (3) Incorporated herein by reference to the Company's Registration Statement on Form 8-K, filed with the SEC on January 22, 1998.

 (4) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on November 16, 1998.

 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on November 26, 1997.

 (6) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on August 5, 1994.

 (7) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.

 (8) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

 (9) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 10, 1996, as amended.

(10) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K.

(11) Incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K.

(12) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

(13) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 14, 1998

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

    (c) Exhibits

    See responses to Item 14(a)(3) above.

    (d) Financial Statement Schedules

    None required, except as indicated in response to Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                              CONDUCTUS, INC.

                                              By:                  /s/ CHARLES E. SHALVOY
                                                         -----------------------------------------
                                                                     Charles E. Shalvoy
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Shalvoy and Ronald Wilderink, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                         DATE
------------------------------------------------------  ---------------------------------  ----------------------

                /s/ CHARLES E. SHALVOY                  President, Chief Executive
     -------------------------------------------          Officer and Director (Principal      March 31, 1996
                  Charles E. Shalvoy                      Executive Officer)

                 /s/ RONALD WILDERINK
     -------------------------------------------        Chief Financial Officer                March 31, 1999
                   Ronald Wilderink                       (Principal Accounting Officer)

                  /s/ JOHN F. SHOCH
     -------------------------------------------        Chairman of the Board of               March 31, 1999
                 John F. Shoch, Ph.D.                     Directors

                  /s/ MARTIN COOPER
     -------------------------------------------        Director                               March 31, 1999
                    Martin Cooper

     -------------------------------------------        Director
                   Robert Janowiak

     -------------------------------------------        Director
                     Marty Kaplan

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Conductus, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Conductus, Inc., at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Conductus' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming Conductus will continue as a going concern. As discussed in Note 1 to the financial statements, Conductus' liquidity has been adversely affected by continuing losses from operations. In addition, continuation of operations is dependent upon the availability of additional capital and Conductus' ability to generate increased revenues and improved gross margins on sales. These issues raise substantial doubt about Conductus' ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
San Jose, California
February 19, 1999

                                CONDUCTUS, INC.

                                 BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1997            1998
                                                                                    --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $    2,111,560  $    1,547,169
  Restricted cash equivalent......................................................         500,000              --
  Short-term investments..........................................................         556,633       1,341,014
  Accounts receivable (net of allowance for doubtful accounts of $248,232 and
    $292,635 for 1997 and 1998)...................................................       2,055,255       1,109,794
  Inventories.....................................................................         610,367         842,384
  Prepaid expenses and other current assets.......................................         139,479         145,470
                                                                                    --------------  --------------
    Total current assets..........................................................       5,973,294       4,985,831
  Property and equipment, net.....................................................       2,700,594       2,020,324
  Other assets....................................................................          87,762          28,800
                                                                                    --------------  --------------
    Total assets..................................................................  $    8,761,650  $    7,034,955
                                                                                    --------------  --------------
                                                                                    --------------  --------------

LIABILITIES
Current liabilities:
  Current portion of long-term debt...............................................  $    1,547,507  $      892,139
  Accounts payable................................................................       1,539,590         658,982
  Other accrued liabilities.......................................................       1,063,721         778,758
                                                                                    --------------  --------------
    Total current liabilities.....................................................       4,150,818       2,329,879
  Long-term debt, net of current portion..........................................         309,681       1,341,407
                                                                                    --------------  --------------
    Total liabilities.............................................................       4,460,499       3,671,286
                                                                                    --------------  --------------
Commitments (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, no par value:
  Authorized: 5,000,000 shares
  Series B, no par value; Designated: 4,500,000; Issued and outstanding: none in
    1997, 2,461,227 in 1998 (Liquidation value: $6,762,065 at December 31,
    1998).........................................................................              --       5,683,461
Common stock, $0.0001 par value:
  Authorized: 20,000,000 shares;
  Issued: 7,013,062 and 7,144,120 in 1997 and 1998 Outstanding: 7,004,095 and
    7,144,120 in 1997 and 1998....................................................             702             714
Additional paid-in capital........................................................      41,070,636      42,278,423
Accumulated deficit...............................................................     (36,770,187)    (44,598,929)
                                                                                    --------------  --------------
    Total stockholders' equity....................................................       4,301,151       3,363,669
                                                                                    --------------  --------------
    Total liabilities and stockholders' equity....................................  $    8,761,650  $    7,034,955
                                                                                    --------------  --------------
                                                                                    --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                                CONDUCTUS, INC.

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Revenues:
Contract............................................................  $   9,690,989  $   7,266,157  $   3,698,049
  Product sales.....................................................      2,851,682      2,187,383        990,737
                                                                      -------------  -------------  -------------
    Total revenues..................................................     12,542,671      9,453,540      4,688,786
                                                                      -------------  -------------  -------------

Costs and expenses:
  Cost of product sales.............................................      1,823,622      1,845,413      2,684,994
  Research and development..........................................     11,773,587     10,626,133      5,621,284
  Selling, general and administrative...............................      4,054,303      4,329,739      3,514,295
  Write-off of property and equipment...............................             --        100,000             --
  Loss on asset sale................................................             --         51,741             --
                                                                      -------------  -------------  -------------
    Total costs and expenses........................................     17,651,512     16,953,026     11,820,573
                                                                      -------------  -------------  -------------

Loss from operations................................................     (5,108,841)    (7,499,486)    (7,131,787)
Interest income.....................................................        262,965        267,492         97,149
Other income (expense)..............................................         25,042       (108,992)       (36,391)
Interest expense....................................................       (183,138)      (202,395)      (529,961)
                                                                      -------------  -------------  -------------
  Net loss..........................................................     (5,003,972)    (7,543,381)    (7,600,990)
Preferred dividend..................................................             --             --       (227,752)
                                                                      -------------  -------------  -------------
Net loss attributable to common shareholders........................  $  (5,003,972) $  (7,543,381) $  (7,828,742)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Net loss............................................................  $  (5,003,972) $  (7,543,381) $  (7,600,990)
Other comprehensive income, net of tax:
  Unrealized gains (losses) on investments..........................          3,182         (3,808)            --
                                                                      -------------  -------------  -------------
Comprehensive loss..................................................  $  (5,000,790) $  (7,547,189) $  (7,600,990)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic and diluted net loss per share................................  $       (0.80) $       (1.09) $       (1.10)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Shares used in per share calculations...............................      6,263,446      6,896,649      7,088,339
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                CONDUCTUS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           ACCUMULATED
                                    SERIES B                ADDITIONAL        OTHER
                                   PREFERRED     COMMON       PAID-IN     COMPREHENSIVE   ACCUMULATED
                                     STOCK        STOCK       CAPITAL     INCOME (LOSS)     DEFICIT        TOTAL
                                   ----------  -----------  -----------  ---------------  ------------  -----------
Balances, January 1, 1996........  $       --   $     570   $30,035,358     $     626     $(24,222,834) $ 5,813,720
Issuance of 69,037 shares of
  common stock to employees......          --           7       110,318            --               --      110,325
Issuance of 1,000,000 shares of
  common stock through secondary
  offering, net of issuance
  costs..........................          --         100     9,892,107            --               --    9,892,207
Issuance of 57,848 shares of
  common stock to employees under
  the employee stock purchase
  plan...........................          --           6       340,597            --               --      340,603
Compensation associated with
  stock options granted..........          --          --        27,001            --               --       27,001
Unrealized gain on investments,
  net............................          --          --            --         3,182               --        3,182
Net loss.........................          --          --            --            --       (5,003,972)  (5,003,972)
                                   ----------       -----   -----------       -------     ------------  -----------
Balances, December 31, 1996......          --         683    40,405,381         3,808      (29,226,806)  11,183,066
Issuance of 137,000 shares of
  common stock to employees......          --          14       381,592            --               --      381,606
Issuance of 50,686 shares of
  common stock to employees under
  the employee stock purchase
  plan...........................          --           5       247,662            --               --      247,667
Compensation associated with
  stock options granted..........          --          --        36,001            --               --       36,001
Unrealized loss on investments,
  net............................          --          --            --        (3,808)              --       (3,808)
Net loss.........................          --          --            --            --       (7,543,381)  (7,543,381)
                                   ----------       -----   -----------       -------     ------------  -----------
Balances, December 31, 1997......          --         702    41,070,636            --      (36,770,187)   4,301,151
Issuance of 2,461,227 shares of
  preferred stock net of $300,860
  issuance costs.................   5,572,461          --            --            --               --    5,572,461
Issuance of common stock
  warrants.......................          --          --     1,040,671            --               --    1,040,671
Issuance of 111,955 shares of
  common stock to employees......          --          10        65,798            --               --       65,808
Issuance of 28,070 shares of
  common stock to employees under
  the employee stock purchase
  plan...........................          --           2        65,659            --               --       65,661
Compensation associated with
  stock options granted..........          --          --        35,659            --               --       35,659
Dividend accretion on preferred
  stock..........................     111,000          --            --            --         (227,752)    (116,752)
Net loss.........................          --          --            --            --       (7,600,990)  (7,600,990)
                                   ----------       -----   -----------       -------     ------------  -----------
Balance, December 31, 1998.......  $5,683,461   $     714   $42,278,423     $      --     $(44,598,929) $ 3,363,669
                                   ----------       -----   -----------       -------     ------------  -----------
                                   ----------       -----   -----------       -------     ------------  -----------

   The accompanying notes are an integral part of these financial statements.

                                CONDUCTUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net loss...........................................................  $  (5,003,972) $  (7,543,381) $  (7,600,990)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................................        925,718        827,071        931,215
  Compensation associated with stock options granted.................         27,001         36,001         35,659
  Amortization of discount on long term debt.........................                            --       (107,913)
  Provision for excess and obsolete inventories......................             --        249,845        156,908
  (Gain) loss on disposal of equipment...............................        (22,922)        51,741             --
  Provision for allowance for doubtful accounts......................             --        273,232         53,744
(Increase) decrease in:
  Accounts receivable................................................       (505,439)     1,528,099        891,717
  Inventories........................................................       (455,449)      (269,017)      (388,925)
  Prepaid expenses and other current assets..........................       (112,152)       258,077         (5,991)
  Other assets.......................................................        (63,580)        40,001         58,962
Increase, (decrease) in:
  Accounts payable and other accrued liabilities.....................        314,024       (153,367)    (1,282,323)
                                                                       -------------  -------------  -------------
        Net cash used in operating activities........................     (4,896,771)    (4,701,698)    (7,257,937)
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Maturities of short-term investments...............................     44,266,602     39,401,345        556,633
  Purchases of short-term investments................................    (47,899,357)   (33,445,385)    (1,341,014)
  Acquisition of property and equipment..............................     (1,264,478)      (689,286)      (250,945)
  Net proceeds from sales of assets..................................         29,196        581,243             --
                                                                       -------------  -------------  -------------
        Net cash (used in) provided by investing activities..........     (4,868,037)     5,847,917     (1,035,326)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from borrowings...........................................      1,229,019        910,132      4,500,000
  Net proceeds from issuance of common stock.........................     10,343,135        629,273        131,469
  Net proceeds from issuance of preferred stock......................             --             --      5,572,461
  Net proceeds from issuance of common stock warrants................             --             --        772,000
  Principals payments on long-term debt..............................       (959,765)    (1,194,055)    (3,747,058)
                                                                       -------------  -------------  -------------
        Net cash provided by financing activities....................     10,612,389        345,350      7,228,872
                                                                       -------------  -------------  -------------
  Net increase (decrease) in cash and cash equivalents...............        847,581      1,491,569     (1,064,391)
Cash and cash equivalents at beginning of period.....................        272,410      1,119,991      2,611,560
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of period...........................  $   1,119,991  $   2,611,560  $   1,547,169
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                CONDUCTUS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY AND BASIS OF PRESENTATION:

    Conductus was formed to develop, manufacture and market superconductive electronic devices, circuits and systems for sensor, communications, test and instrumentation, and digital electronics applications. On September 30, 1997, Conductus discontinued operation of its Instrument and Systems Division and is now focused on development, manufacturing and marketing of electronic components and systems based on superconductors for applications in the worldwide telecommunications market.

SUBSTANTIAL FUTURE CAPITAL NEEDS:

    Conductus has received limited revenues from product sales to date and has cash reserves of approximately $2,888,000 as of December 31, 1998. Conductus anticipates that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy projected working capital and other cash requirements through June 1999. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before June 1999.

    The development, manufacture and marketing of Conductus' products will require a commitment of substantial additional funds. Management is evaluating alternative methods to raise additional funds, through debt or equity issuances, asset sales or otherwise, including possible arrangements with collaborative partners or others that may require Conductus to relinquish rights to certain of its technologies or potential products that would not otherwise be relinquished. Unless management is able to raise significant additional funds, Conductus will be required to delay, scale-back or eliminate one or more research and development programs. Additionally, management can give no assurance that additional financing will be available on acceptable terms or at all. No adjustments have been included in the financial statements to reflect this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR:

    Prior to January 1998, Conductus used a 52-53 week fiscal year ending on the last Friday of the month. For convenience of presentation, the accompanying financial statements have been shown as ending on December 31 of each applicable period. In January 1998, it changed to a 52 week fiscal year ending on the last day of the month.

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

CERTAIN RISKS AND CONCENTRATIONS:

    Conductus' superconducting products are concentrated in the electronic component industry which is highly competitive and rapidly changing. Revenues for its products are concentrated with a relatively limited number of customers and suppliers for certain components are concentrated among a few providers. In addition, approximately 77%, 77% and 79% of its total revenues for each of the fiscal years 1996, 1997, and 1998 were from government-related contracts. The development of new technologies or

                                CONDUCTUS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) commercialization of superconductive products by any competitor, or the conclusion of one or more government contracts could affect operating results adversely.

CASH, CASH EQUIVALENTS AND INVESTMENTS:

    Conductus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments, which consist primarily of foreign debt, and commercial paper, are stated at fair market value. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Additionally, cash and cash equivalents are held by two U.S. banks.

    Other financial instruments, principally accounts receivable, long term debt and other borrowings are considered to approximate fair value based upon comparable market information available at respective balance sheet dates.

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

PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives of five years for equipment and furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the assets or the related lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in results of operations.

    Conductus periodically assesses the recoverability of assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is measured as the amount by which the net book value exceeds the fair value of the asset.

REVENUE RECOGNITION:

    Product revenues are generally recognized at the time of shipment. Appropriate allowance is made for product returns and potential warranty claims at the time of shipment.

RESEARCH AND DEVELOPMENT CONTRACTS:

    Conductus has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by

                                CONDUCTUS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the relationship of costs incurred to total contract costs. Cost of contract revenues for the years ended December 31, 1996, 1997, and 1998 was $13,178,000, $9,814,000 and $5,661,000, respectively. Costs include direct engineering and development costs and applicable overhead.

RESEARCH AND DEVELOPMENT:

    Internally funded research and development expenditures are charged to operations as incurred.

INCOME TAXES:

    Conductus utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

    As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," Conductus accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25. All other grants are accounted for using the fair value method described in Statement of Financial Accounting Standards No. 123 with appropriate compensation expense recognition in the statement of operations, where significant.

BASIC AND DILUTED LOSS PER SHARE:

    In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       1996           1997           1998
                                                   -------------  -------------  -------------
Numerator-basic and diluted net loss per share:
  Net loss attributable to common shareholders...  $  (5,003,972) $  (7,543,381) $  (7,828,742)
Denominator-basic and diluted net loss per share:
  Weighted average common shares.................      6,263,446      6,896,649      7,088,339
  Basic and diluted net loss per share...........  $       (0.80) $       (1.09) $       (1.10)

    In the 1996, 1997, and 1998 computations, common equivalent shares are excluded from the diluted loss per share as their effect is antidilutive. Common equivalent shares, including common stock options, warrants and preferred stock, that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of antidilution were approximately 1,400,000, 1,101,000, and 4,074,000 for the years ended 1996, 1997 and 1998, respectively.

                                CONDUCTUS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
COMPREHENSIVE LOSS:

    Conductus adopted Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," during fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of financial statements. Conductus' unrealized gains and losses on investments represent the only component of comprehensive income which is excluded from net income for 1998 and prior years. Conductus' comprehensive loss has been presented in the financial statements. There were no tax effects allocated to the component of other comprehensive loss as Conductus currently pays no taxes and has not recognized any benefits.

RECLASSIFICATIONS:

    Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

RECENT PRONOUNCEMENTS:

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. Statement of Position 98-1 is effective for fiscal years beginning after December 15, 1998.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 1999. Conductus does not currently hold derivative instruments or engage in hedging activities.

    Conductus is currently studying the implications of these statements and has not yet determined the impact of their adoption.

                                CONDUCTUS, INC.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.....................................  $  191,050  $  173,571  $  374,713
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FUNDING ACTIVITIES:
  Unrealized gain (loss) on investments, net.................................  $    3,182  $    3,808  $       --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OTHER NONCASH EXPENSES:
  Compensation associated with stock options granted.........................  $   27,001  $   36,001  $   35,639
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Dividend accretion on preferred stock......................................  $       --  $       --  $  227,752
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Amortization of discount on long term debt.................................  $       --  $       --  $  107,913
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Value of warrants issued in association with long term debt................  $       --  $       --  $  268,671
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

4.  INVESTMENTS:

    Investments, all of which are classified as available-for-sale, are summarized below:

                                                               DECEMBER 31, 1997          DECEMBER 31, 1998
                                                            ------------------------  --------------------------
                                                               COST     MARKET VALUE      COST      MARKET VALUE
                                                            ----------  ------------  ------------  ------------
Debt securities:
  Foreign debt............................................  $  289,829   $  289,829   $    248,126   $  248,126
  Commercial paper........................................     247,702      247,702        792,215      792,215
  Other...................................................       4,587        4,587        298,468      298,468
  Accrued interest........................................      14,515       14,515          2,205        2,205
                                                            ----------  ------------  ------------  ------------
  Total...................................................  $  556,633   $  556,633   $  1,341,014   $1,341,014
                                                            ----------  ------------  ------------  ------------
                                                            ----------  ------------  ------------  ------------

    At December 31, 1998, all scheduled maturities of investments are within one year. Investments consisted primarily of foreign debt and commercial paper bearing interest between 4.5% to 5.2% per annum are due to mature between January 1999 and August 1999.

    For the years ended December 31, 1996, 1997, and 1998 gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

                                CONDUCTUS, INC.

5.  ACCOUNTS RECEIVABLE:

    Accounts receivable, net, consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
U.S. government contracts:
  Unbilled
    Recoverable costs and accrued profit on progress
      completed--not billed.......................................  $    796,283  $    726,342
    Unrecovered costs and estimated profits subject to future
      negotiation--not billed.....................................       350,000            --
  Billed..........................................................       793,382       297,525
Commercial........................................................       363,822       378,562
Allowance for doubtful accounts...................................      (248,232)     (292,635)
                                                                    ------------  ------------
                                                                    $  2,055,255  $  1,109,794
                                                                    ------------  ------------
                                                                    ------------  ------------

    Recoverable costs and accrued profit and unrecovered costs and estimated profits not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable from the U.S. government at December 31, 1998 will be billed over the next 120 days as incremental increases to the contract are funded by the contract administrator.

6.  INVENTORIES:

    Inventories, net, consist of the following:

                                                                         1997         1998
                                                                      -----------  -----------
Raw materials.......................................................  $   293,336  $   441,130
Work in process.....................................................      366,550      198,341
Finished goods......................................................      231,326      640,666
Allowance for excess and obsolete inventories.......................     (280,845)    (437,753)
                                                                      -----------  -----------
                                                                      $   610,367  $   842,384
                                                                      -----------  -----------
                                                                      -----------  -----------

                                CONDUCTUS, INC.

7.  PROPERTY AND EQUIPMENT:

    Property and equipment consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1997           1998
                                                                  -------------  -------------
Equipment.......................................................  $   6,859,265  $   7,286,069
Leasehold improvements..........................................      1,590,605      1,715,096
Furniture and fixtures..........................................        424,824        431,861
Construction in process.........................................        307,386             --
                                                                  -------------  -------------
                                                                      9,182,080      9,433,026
Accumulated depreciation and amortization.......................     (6,481,486)    (7,412,702)
                                                                  -------------  -------------
                                                                  $   2,700,594  $   2,020,324
                                                                  -------------  -------------
                                                                  -------------  -------------

8.  OTHER ACCRUED LIABILITIES:

    Other accrued liabilities consist of the following:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                          1997         1998
                                                                      ------------  ----------
Accrued consulting and professional.................................  $    138,155  $  111,022
Accrued compensation................................................       704,676     395,313
Preferred dividend payable..........................................            --     116,752
Other accrued liabilities...........................................       220,890     155,671
                                                                      ------------  ----------
                                                                      $  1,063,721  $  778,758
                                                                      ------------  ----------
                                                                      ------------  ----------

9.  LONG-TERM DEBT AND OTHER BORROWINGS:

    Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of December 31, 1997 and 1998 are as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1997          1998
                                                                    ------------  ------------
Loan payable to leasing company...................................  $         --  $  1,978,366
Bank equipment term loan payable..................................     1,357,188       255,180
Bank line of credit...............................................       500,000            --
                                                                    ------------  ------------
  Total...........................................................     1,857,188     2,233,546
Less: current portion.............................................     1,547,507       892,139
                                                                    ------------  ------------
  Long term debt..................................................  $    309,681  $  1,341,407
                                                                    ------------  ------------
                                                                    ------------  ------------

    On April 22, 1998, Conductus entered into a $2,500,000 loan agreement with a leasing company collateralized by substantially all of the assets of the Company. In connection with the loan agreement, Conductus granted warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998, $4.11. The

                                CONDUCTUS, INC.

9. LONG-TERM DEBT AND OTHER BORROWINGS: (CONTINUED) effective interest rate, including the impact of the warrants, is 13.98%. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. The value of $101,681 assigned to the warrants is being amortized to interest expense using the effective interest method.

    The bank equipment term loan bears interest at the bank's prime rate plus 2%, with principal and interest payments paid monthly. This term loan matures on December 31, 1999 subject to renewal of the bank line of credit on April 23, 1999. If the bank line of credit is not renewed, the equipment term loan requires Conductus to collateralize the term loan with restricted cash deposits.

    On April 23, 1998, Conductus entered into a bank line of credit agreement, which provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by accounts receivable, equipment and other assets of Conductus. In connection with this line of credit, Conductus granted warrants to purchase 15,000 shares, 10,000 shares and 25,000 shares of the Company's common stock to the bank on April 13, 1998, May 31, 1998 and June 30, 1998, respectively. Such grants were based on the length of time the borrowings remained outstanding and are exercisable at a price of $3.625 per share. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. The value of $132,455 assigned to the warrants was charged to interest expense using the effective interest method. As of December 31, 1998, there were no amounts outstanding under this facility however, outstanding balances under the bank equipment term loan reduce the amount available under the line of credit and, based on 80% of eligible receivables there were no amounts available under the line of credit at December 31, 1998. The line of credit is subject to renewal on April 23, 1999.

    The lease line of credit for new equipment purchases provides for borrowings of up to $1,000,000, is collateralized by equipment purchases under the line and has an effective interest rate of 14.04%. Conductus also granted to the leasing company warrants to purchase up to 15,060 shares of our stock at a price equal to $3.32. The fair value of such warrants is approximately $35,000 and will be amortized over the three-year term of the lease payments. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. This line of credit prohibits Conductus from paying cash dividends and expires on September 30, 1999.

    All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At December 31, 1998, Conductus was in compliance with all financial covenants.

10.  COMMITMENTS:

    Conductus leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases expiring in August 2000 and 2001. Under the terms of the leases, Conductus is responsible for certain expenses and taxes.

                                CONDUCTUS, INC.

10.  COMMITMENTS: (CONTINUED)
    Future minimum payments under these noncancelable leases are as follows:

1999..........................................................  $  327,114
2000..........................................................     279,114
2001..........................................................     122,076
                                                                ----------
                                                                $  728,304
                                                                ----------
                                                                ----------

    Rent expense was $438,531, $385,432 and $316,583 for the years ending December 31, 1996, 1997, and 1998, respectively.

11.  RESEARCH AND DEVELOPMENT ARRANGEMENTS:

    Conductus is party to a number of research and development contracts, generally short-term in nature, which are substantially all with various agencies of the U.S. government. Credit risk related to accounts receivable arising from such contracts is considered minimal.

    The following describes some of the major programs undertaken by Conductus:

COORDINATED RESEARCH PROGRAM:

    In May 1993, Conductus and Hewlett-Packard Company modified a previous coordinated research program agreement by entering into a new five-year agreement. In connection with the modifying agreement, Conductus received $1,000,000 in cash and $230,000 in equipment from Hewlett-Packard in exchange for issuing 439,286 shares of its Series B preferred stock, which automatically converted into 137,276 shares of common stock upon the close of Conductus' initial public offering in August 1993.

    This agreement requires Conductus and Hewlett-Packard to exchange reviews and assessments of Conductus' technical and applications developments, particularly with respect to their potential application to Hewlett-Packard's products.

ADVANCED TECHNOLOGY PROGRAM:

    In August 1992, Conductus, acting as administrator for and on behalf of a joint venture formed to conduct research to develop a prototype hybrid superconductor/semiconductor computer under the Department of Commerce Advanced Technology Program, entered into a cost-sharing cooperative agreement with the U.S. government. Under the terms of the five year agreement, the U.S. government agreed to share costs of the joint venture's research effort up to an aggregate of $7,450,000, including subcontractor costs. Revenue of $1,613,000 and $714,000 was recognized under this contract for 1996 and 1997, respectively. The contract was completed in 1997.

FOCUSED RESEARCH INITIATIVE:

    In September 1995, Conductus entered into a contract with the Naval Research Laboratory for the development of high-temperature superconductor receiver coils for pulse magnetic resonance imaging prototype for screening of breast cancer. Revenue of $1,473,000, $920,000 and $100,000 was recognized under the contract for 1996, 1997, and 1998, respectively.

                                CONDUCTUS, INC.

LUCENT JOINT DEVELOPMENT AGREEMENT:

    In April 1996, Conductus entered into a joint development and licensing agreement with Lucent Technologies, Inc., to develop a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent provide technical support to the program. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned. Revenue of $428,000, $1,080,000 and $152,000 was recognized under the agreement for 1996, 1997 and 1998, respectively.

DARPA CRYOPACKAGING PROGRAM:

    In August 1996, Conductus entered into a contract with the Naval Research Laboratory to solve technical problems associated with the support and utilization of cryoelectronic components in advanced electronic systems with particular emphasis on microwave communications. Revenue of $616,000, $847,000 and $1,491,000 was recognized under this contract for 1996, 1997 and 1998, respectively.

MULTICHANNEL INTERCEPT SYSTEM PROJECT:

    In June 1998, Conductus entered into a subcontract with Communications Solutions, Inc., for the High Temperature Superconductor RF Multichannel Intercept System Project. Conductus is responsible for the design and fabrication of the filter/amplifier which will be integrated with the receiver/controller being designed and fabricated by Communication Solutions, Inc. The ultimate customer for the project is the U.S. government. Revenue of $643,000 was recognized under the contract in 1998.

12.  STOCKHOLDERS' EQUITY

CAPITAL STOCK:

    Under the terms of Conductus' articles of incorporation, the board of directors may determine the rights, preferences and terms of its authorized but unissued preferred stock.

SERIES B PREFERRED STOCK:

    On September 11, 1998 and September 22, 1998, Conductus sold and issued an aggregate of 2,461,227 shares of its Series B preferred stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of common stock at an exercise price of $2.70 per share in a private placement of its equity securities. The offering was not underwritten and raised net proceeds of $6,344,461. Certain affiliates of Conductus and other institutional and accredited individual investors purchased shares of Series B preferred stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506. The value of the warrants was determined using the Noreen-Wolfson valuation model. The value of the warrants is $772,000. The warrants have a term of five years and are immediately exercisable at a price of $2.70 per share. The allocation of proceeds between preferred stock and warrants results in a beneficial conversion feature in the amount of $222,000. The value of the beneficial conversion feature will be accreted as preferred dividends over six months.

    DIVIDENDS. The holders of the Series B preferred stock shall be entitled to receive cumulative dividends on each March 31, June 30, September 30, and December 31 following the date of issuance of such Series B preferred stock at the rate of $0.162 per year. Cumulative dividends shall be paid upon

                                CONDUCTUS, INC.

12.  STOCKHOLDERS' EQUITY (CONTINUED)
conversion of the Series B preferred stock or upon the liquidation or dissolution of Conductus including deemed liquidations as set forth below.

    LIQUIDATION PREFERENCE. In the event of any liquidation, dissolution or winding up of Conductus the holders of each share of Series B preferred stock shall be entitled to receive prior and in preference to the holders of the common stock, a per share amount equal to $2.70. After the payment of the liquidation preferences to the holders of the Series B preferred stock, the remaining assets shall be distributed ratably to the holders of the common stock pro rata based on the number of shares of common stock held by each. A merger, acquisition, sale of voting control or sale of substantially all of our assets in which our stockholders do not own a majority of the outstanding shares of the surviving corporation shall be deemed a liquidation.

    CONVERSION. Holders of Series B preferred stock will have the right beginning in March 1999 to convert their Series B preferred shares into shares of common stock, subject to anti-dilution adjustments described more fully below. Each share of preferred stock shall automatically be converted into common stock, at the then applicable conversion price at the election of holders of two-thirds of such Series B preferred stock.

    ANTI-DILUTION ADJUSTMENTS. Each share of Series B preferred stock shall initially be convertible into one share of common stock. The number of shares of common stock into which shares of a given series of preferred stock is convertible will be subject to adjustment in the following circumstances:

    - any issuance of additional stock for consideration per share less that the conversion price for such series of preferred stock,

    - any subdivision or combination of the outstanding shares of common stock,

    - any distribution of (a) a common stock dividend, (b) other distribution payable in common stock, or (c) a distribution payable in our securities other than shares of common stock, or

    - any adjustment of the common stock issuable upon the conversion of the preferred stock, whether by recapitalization, reclassification or otherwise.

    VOTING. The Series B preferred stock will vote together with the common stock and not as a separate class, except as specifically required by law or by our certificate of incorporation. Each share of Series B preferred stock shall have the number of votes equal to the number of shares of common stock then issuable upon conversion of such shares of Series B preferred stock.

    PROTECTIVE PROVISIONS. The prior consent or approval of the holders of at least two-thirds of the preferred stock, voting together as a single class, is required for us to take specified actions affecting the rights of such holders.

1992 STOCK OPTION/STOCK ISSUANCE PLAN:

    Under Conductus' stock option/stock issuance plan, as amended, a total of 2,080,000 shares of common stock are authorized for issuance under the plan as of December 31, 1998.

    The plan is divided into three separate components: the discretionary option grant program, the automatic option plan program and the stock issuance program. Under the discretionary option grant program, eligible individuals may be granted incentive options or nonstatutory options. The exercise price

                                CONDUCTUS, INC.

12.  STOCKHOLDERS' EQUITY (CONTINUED)
of incentive stock options granted under the plan must be at least equal to the fair market value of the common stock on date of grant. The exercise price of nonstatutory options granted under the plan must be not less than 85% of the fair market value of the common stock on date of grant. Under the automatic option grant program, non-employee board members automatically receive non-statutory options to purchase shares of common stock. Each non-employee board member who first becomes a non-employee board member at any time on or after January 23, 1995 is automatically granted at the time of such initial election or appointment an option to purchase 15,000 shares of common stock. The options are immediately exercisable, subject to Conductus' repurchase right which lapses with respect to twenty percent (20%) of the optioned shares upon completion of twelve (12) months of board service from the date of grant, and the remainder of the optioned shares in forty-eight (48) equal monthly installments. Additionally each year the non-employee board members receive a 3,000 share grant that vests over three years. Under the stock issuance program eligible individuals are allowed to purchase shares of Conductus' common stock at fair market value or for such consideration as the compensation committee deems advisable.

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

    In 1992, Conductus issued options at below fair market value, resulting in a compensation charge of $295,000, which is being amortized to the statement of operations over the vesting period of the related options. As of December 31, 1998, this entire balance had been amortized to the Statement of Operations.

    In 1998, the Company issued options at below fair market value, resulting in a compensation charge of $20,346, which was charged to operations in 1998.

                                CONDUCTUS, INC.

12.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the status of Conductus' stock option plans as of December 31, 1996, 1997 and 1998 and changes during the periods ending on these dates is presented below:

                                                                                         OPTIONS OUTSTANDING
                                                                                     ---------------------------
                                                            AVAILABLE                                 WEIGHTED
                                                            FOR GRANT                                   AVG.
                                                           UNDER OPTION                PRICE PER      EXERCISE
                                                               PLAN        SHARES        SHARE          PRICE
                                                           ------------  ----------  --------------  -----------
Balance, January 1, 1996.................................      279,038    1,022,308    $0.16- 7.25    $    4.04
Additional shares authorized.............................      300,000           --             --           --
Granted..................................................     (528,000)     528,000    $6.50-15.25         9.57
Exercised................................................           --      (57,311)   $0.16- 7.25         2.08
Canceled.................................................      107,815     (107,815)   $0.45-11.50         6.09
                                                           ------------  ----------  --------------       -----
Balance, December 31, 1996...............................      158,853    1,385,182    $0.16-15.25    $    6.07
Additional shares authorized.............................      200,000           --             --           --
Granted..................................................     (644,000)     644,000    $3.44- 8.38         6.31
Exercised................................................                  (137,000)   $0.16- 6.38         2.79
Canceled.................................................      806,495     (806,495)   $0.45-15.25         7.98
                                                           ------------  ----------  --------------       -----
Balance December 31, 1997................................      521,348    1,085,687    $0.45-13.00    $    4.68
Granted..................................................     (919,296)     919,296    $0.00- 4.25         3.26
Exercised................................................           --     (111,955)   $0.00- 0.88         0.59
Canceled.................................................      887,938     (887,938)   $0.88-13.00         5.53
                                                           ------------  ----------  --------------       -----
Balance December 31, 1998................................      489,990    1,005,090    $0.44- 8.00    $    3.55
                                                           ------------  ----------  --------------       -----
                                                           ------------  ----------  --------------       -----

    At December 31, 1996, 1997 and 1998, vested options to purchase 477,522, 797,925 and 221,521, respectively, were unexercised and the weighted average prices for the vested options were $3.21, $4.68 and $4.23, respectively.

REPRICING OF STOCK OPTIONS:

    On April 29, 1997, the plan administrator of the 1992 Stock Option/Stock Issuance Plan adopted a plan for repricing of stock options under which each employee-holder of outstanding options with an exercise price above the closing price of Conductus' common stock on April 29, 1997, was permitted to elect to exchange the existing options for new options, subject to the same terms as the corresponding original stock options being surrendered, except that the exercise price was equal to the closing price of Conductus' common stock on April 29, 1997, and all shares were to be unvested until April 29, 1998, after which they would be subject to the original vesting schedule.

    On April 13, 1998, the plan administrator adopted a plan for repricing of stock options under which each employee-holder of outstanding options with an exercise price above the closing price of Conductus' stock on April 13, 1998, was permitted to elect to exchange the existing options for new options, subject to the same terms as the corresponding original stock options being surrendered, except that the exercise price was equal to the closing price of Conductus' common stock on April 13, 1998, and all shares were to be unvested until April 13, 1999, after which they would be subject to the original vesting schedule.

                                CONDUCTUS, INC.

12.  STOCKHOLDERS' EQUITY (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN:

    In July 1994, the Employee Stock Purchase Plan was adopted by the board of directors. A total of 350,000 shares of common stock are authorized for issuance under the plan as of December 31, 1998. The purpose of the plan is to provide eligible employees of Conductus with a means of acquiring common stock of Conductus through payroll deductions. The purchase price of such stock under the plan cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period. During 1996, 1997 and 1998 employees purchased 57,848, 50,686 and 28,070 shares for a total of approximately $340,603, $247,667 and $65,661, respectively. At December 31, 1998, 111,606 shares were available for future grants under the plan.

STOCKHOLDER RIGHTS PLAN:

    On January 22, 1998, the board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share outstanding on February 16, 1998 to the stockholders of record on that date. Each right entitles the registered holder to purchase from Conductus one one-thousandth of a share of Series A Junior participating preferred stock, par value $0.0001 per share, at a price of $29.00 per one one-thousandth of a preferred share, subject to adjustment. The description and terms of the rights are set forth in a rights agreement.

COMMON STOCK RESERVED:

    At December 31, 1998, Conductus had reserved the following shares of common stock:

Conversion of Series B preferred.................................................   2,461,227
Employee Stock Purchase Plan.....................................................     111,606
Warrants.........................................................................     608,016
Option Plan......................................................................   1,510,080
                                                                                   ----------
                                                                                    4,690,929
                                                                                   ----------
                                                                                   ----------

STOCK BASED COMPENSATION PLANS--VALUATION:

    The following table summarizes information with respect to stock options outstanding at December 31, 1998:

                     OPTIONS OUTSTANDING
                ------------------------------                          OPTIONS EXERCISABLE
                             WEIGHTED AVERAGE                      ------------------------------
   RANGE OF       NUMBER         REMAINING                           NUMBER
   EXERCISE     OUTSTANDING  CONTRACTUAL LIFE   WEIGHTED AVERAGE   EXERCISABLE  WEIGHTED AVERAGE
    PRICES      AT 12/31/98       (YEARS)        EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
--------------  -----------  -----------------  -----------------  -----------  -----------------
  $0.45-$0.88       57,374       $    3.53          $    0.60          57,374       $    0.60
  $1.44-$5.25      832,092            7.57          $    3.35         376,841       $    3.01
  $5.38-$6.50       90,391            6.74          $    6.19          90,391       $    6.19
  $6.56-$8.00       40,233            8.05          $    7.05          40,233       $    7.05

--------------  -----------  -----------------  -----------------  -----------  -----------------
  $0.45-$8.00    1,020,090            7.29          $    3.59         564,839       $    3.56
--------------  -----------  -----------------  -----------------  -----------  -----------------
--------------  -----------  -----------------  -----------------  -----------  -----------------

                                CONDUCTUS, INC.

12.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following information concerning Conductus' stock issuance plans is provided in accordance with Statement of Financial Accounting Standards No. 123. Conductus however continues to apply [APBO] 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan.

    The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1996, 1997, and 1998.

                                                 1996                     1997                     1998
                                        -----------------------  -----------------------  -----------------------
                                         GROUP A      GROUP B     GROUP A      GROUP B     GROUP A      GROUP B
                                        ----------  -----------  ----------  -----------  ----------  -----------
Risk-free interest rates..............       6.13%        5.50%       6.23%        5.50%       5.36%        5.17%
Expected life.........................   4.9 years     6 months   4.4 years     6 months   3.9 years     6 months
Volatility............................        0.76         0.76        0.83         0.83        1.05         1.05
Dividend yield........................          --           --          --           --          --           --

    The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all grants of options to employees, officers, and directors. Group B represents the employees with purchase rights under the Employee Stock Purchase Plan.

    The weighted average fair value of those options granted in 1996, 1997, and 1998 was $6.19, $4.10, and $3.26. The weighted average fair value of those purchase rights granted in 1996, 1997, and 1998 was $3.47,and $2.71, and $2.34.

    Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1996, 1997, and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Conductus' net loss and net loss per share would have been as follows:

                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Net loss attributable to common shareholders--As reported............  $  (5,004,000) $  (7,543,000) $  (7,829,000)
                                       --Proforma....................  $  (6,057,000) $  (8,746,000) $  (9,067,000)
Basic and diluted net loss per share--As reported....................  $       (0.80) $       (1.09) $       (1.10)
                               --Proforma............................  $       (0.97) $       (1.27) $       (1.28)

    The above proforma effect may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of equity grants made prior to 1995 or additional future grants.

    On March 8, 1996 Conductus issued warrants to acquire 15,000 shares of common stock at a price of $11.25 per share.

13.  401(K) PROFIT SHARING PLAN:

    Conductus has a 401(k) profit sharing plan which covers substantially all employees. Under the plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by Conductus irrespective of whether it has net profits. No contributions were made by Conductus during the years 1994 through 1998.

                                CONDUCTUS, INC.

14.  ASSET DISPOSALS:

    During the third quarter of 1997, the company disposed of the net assets of its Systems and Instrumentation Division, and its nuclear magnetic resonance product line. The following table summarizes the financial impact of the transactions:

Proceeds from the sale of product lines and related assets......................  $  1,128,093
Net book value of assets sold:
  Fixed assets..................................................................        (3,306)
  Inventories...................................................................      (629,678)
Costs related to asset disposal.................................................      (546,850)
                                                                                  ------------
Loss on asset sale..............................................................  $    (51,741)
                                                                                  ------------
                                                                                  ------------

15.  INCOME TAXES:

    The components of deferred tax assets are as follows:

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------
Property and equipment, principally due to differences in depreciation...........  $      198,000  $      342,000
Accrued liabilities and other....................................................         248,000         441,000
Tax credit carryforwards.........................................................       1,191,000       1,006,000
Capitalized research and development expense.....................................          76,000         380,000
Net operating loss carryforward..................................................      13,028,000      15,411,000
Valuation allowance..............................................................     (14,741,000)    (17,580,000)
                                                                                   --------------  --------------
Net deferred tax asset...........................................................  $           --  $           --
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    Due to the uncertainty surrounding the realization of the deferred tax assets in future tax years, Conductus has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

    At December 31, 1998, Conductus had approximately $42,865,000 and $14,354,000 in net operating loss carry forwards for federal and state income purposes, respectively. These expire in the years 1999 through 2018. The utilization of Conductus' net operating loss carry forwards may be subject to certain limitations upon certain changes in ownership, as defined.

16.  BUSINESS SEGMENT AND MAJOR CUSTOMERS:

    Conductus has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. This statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 changes current practice under Statement No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

    Conductus markets its products primarily to customers in the United States and Japan in the wireless industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

                                CONDUCTUS, INC.

16.  BUSINESS SEGMENT AND MAJOR CUSTOMERS: (CONTINUED)
    Commercial sales to one customer as a percentage of revenues were 12% ($1,560,000), 9% ($896,000) and 2% ($76,000), in 1996, 1997 and 1998,
respectively. Receivables from this customer totalled $183,000 at December 31, 1997. There were no outstanding receivables from this customer at December 31, 1998.

    Conductus' revenues by geographic area are summarized as follows:

                                                                            1996           1997          1998
                                                                        -------------  ------------  ------------
USA...................................................................  $  10,550,000  $  8,318,000  $  4,485,000
Japan.................................................................      1,560,000       896,000       146,000
Rest of the world.....................................................        433,000       240,000        58,000
                                                                        -------------  ------------  ------------
                                                                        $  12,543,000  $  9,454,000  $  4,689,000
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Conductus, Inc.:

    Our audits of the financial statements referred to in our report dated February 19, 1999 appearing on page 33 also included an audit of the financial statement schedule listed in Item 14[a]2 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read on conjunction with the related financial statements.

PricewaterhouseCoopers LLP
San Jose, California
February 19, 1999

                                  SCHEDULE II
               CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS

                                                      COLUMN B           COLUMN C                        COLUMN E
                                                    ------------  -----------------------               ----------
COLUMN A                                             BALANCE AT   CHARGED TO                COLUMN D    BALANCE AT
--------------------------------------------------  BEGINNING OF   COST AND      OTHER     -----------    END OF
DESCRIPTION                                            PERIOD      EXPENSES     ACCOUNTS   DEDUCTIONS     PERIOD
--------------------------------------------------  ------------  -----------  ----------  -----------  ----------
Year ended December 31, 1996:
  Allowance for doubtful accounts.................   $   50,000    $      --   $       --   $      --   $   50,000
  Allowance for excess and obsolete inventory.....   $   81,000    $      --   $       --   $      --   $   81,000

Year ended December 31, 1997:
  Allowance for doubtful accounts.................   $   50,000    $ 273,232   $       --   $ (75,000)  $  248,232
  Allowance for excess and obsolete inventory.....   $   81,000    $ 249,845   $       --   $ (50,000)  $  280,845

Year ended December 31, 1998:
  Allowance for doubtful accounts.................   $  248,232    $  53,744   $       --   $  (9,341)  $  292,635
  Allowance for excess and obsolete inventory.....   $  280,845    $ 156,908   $       --   $      --   $  437,753

                                 EXHIBIT INDEX

EXHIBIT NO                                                DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1(1) Stock Exchange Agreement dated as of May 28, 1993, between the Company and Tristan Technologies, Inc.

       3.1(2) Restated Certificate of Incorporation.

       3.2(3) Restated Bylaws.

       3.3(4) Certificate of Designation of Series B Preferred Stock.

       4.1(3) Stockholder Rights Plan.

       5.1*  Opinion of Counsel.

      10.1(1) 1987 Stock Option Plan.

      10.2(1) Amended 1989 Stock Option Plan.

      10.3(5) 1992 Stock Option/Stock Purchase Plan.

      10.4(6) 1994 Employee Stock Purchase Plan.

      10.5(1) Second Amended and Restated Registration Rights Agreement dated June 3, 1993.

      10.6(4) Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and September
             22, 1998, between the Company and Series B Investors.

      10.7(4) Form of Warrant to Purchase Common Stock between the Company and Series B Investors.

      10.8(7) Employment Agreement dated May 3, 1994 between Registrant and Mr. Charles E. Shalvoy.

      10.9(1) Form of Indemnification Agreement between the Registrant and each of its directors and officers.

      10.10(1)+ Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement between
             Registrant and Hewlett-Packard Company dated June 2, 1993.

      10.11(8) Collaboration Agreement between Registrant and CTI dated September 19, 1995.

      10.12(8) High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant,
             Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic
             Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.

      10.13(9)+ Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the
             Registrant and Lucent Technologies Inc.

      10.14(4) Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.

      10.15(4) Amendment to Engagement Letter between the Company and Sutro and Co. Inc., dated September 2, 1998.

      10.16(4) Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.

      10.17(4) Master Lease Agreement between the Company and Leasing Technologies International, Inc., dated June
             15, 1998.

      10.18(1) Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee Limited Partnership for
             Sunnyvale facilities.

      10.19(7) Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee Limited Partnership for
             Sunnyvale facilities.

EXHIBIT NO                                                DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.20(7) Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

      10.21(10) Loan Modification Agreement dated June 30, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.22(10) Loan Modification Agreement dated November 12, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.23(10) Loan Modification Agreement dated December 23, 1997, between Registration and Silicon Valley Bank modifying the Business Loan Agreement dated August 15, 1994.

      10.24(11) Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

      10.25(12) Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.

      10.26(4) Master Loan and Security Agreement between the Company and Transamerica Business Credit Corporation,
             dated June 26, 1998.

      10.27(4) Stock Subscription Warrant Agreement between the Company and Transamerica Business Credit
             Corporation, dated June 26, 1998.

      10.28(13) Silicon Valley Bank Loan Agreement.

      10.29(13) Collateral Assignment, Patent Mortgage and Security Agreement between the Company and Silicon Valley
             Bank.

      10.30(10)+ Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.

      10.31(10) Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of
             Registrant's assets related to its temperature controller business.

      10.32(10) Asset Purchase Agreement dated September 3, 1997, between Registrant and Niki Glass Ltd. for sale of
             Registrant's assets related to portions of its instruments business.

      23.1   Consent of Independent Accountants

      24.1*  Power of Attorney (See Page 31).

      27.1*  Financial Data Schedule.

------------------------

*   Previously filed.

+ Confidential treatment granted or requested as to certain portions of these exhibits.

 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

 (2) Incorporated herein by reference to the Company's 1993 Annual Report on Form 10-K.

 (3) Incorporated herein by reference to the Company's Registration Statement on Form 8-K, filed with the SEC on January 22, 1998.

 (4) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on November 16, 1998.

 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on November 26, 1997.

 (6) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on August 5, 1994.

 (7) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.

 (8) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

 (9) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 10, 1996, as amended.

(10) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K.

(11) Incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K.

(12) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

(13) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 14, 1998