Form 10-Q
period 1999-03-31
CONDUCTUS INC
filed 1999-05-17
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-11915

                                 CONDUCTUS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                             77-0162388
      (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

                                969 W. MAUDE AVE.
                               SUNNYVALE, CA 94086
                    (Address of principal executive offices)

                                 (408) 523-9950
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ---     ---

As of April 30, 1999 there were 7,144,251 shares of the Registrants Common stock outstanding.

                                CONDUCTUS, INC.

                                   FORM 10-Q

                                 March 31, 1999

                                     INDEX

                                                                                                                Page
                                                                                                                ----
PART I.     FINANCIAL INFORMATION

Item 1:     Financial Statements...................................................................................1

            Condensed Balance Sheets at March 31, 1999 and December 31, 1998.......................................1

            Condensed Statements of Operations for the Three Months Ended March 31, 1999 and 1998..................2

            Condensed Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998..................3

            Notes to Condensed Financial Statements................................................................4

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations..................8

Item 3:     Quantitative and Qualitative Disclosures About Market Risk............................................12

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings.....................................................................................13

Item 2:     Changes in Securities.................................................................................13

Item 3:     Default upon Senior Securities........................................................................13

Item 4:     Submission of Matters to a vote of Security Holders...................................................13

Item 5:     Other Information.....................................................................................13

Item 6:     Exhibits and Reports on Form 8-K......................................................................14

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        MARCH 31,            DECEMBER 31,
                                                                          1999                  1998
                                                                  -------------------    -------------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents...............................      $       989,625        $     1,547,169
    Short-term investments..................................              557,727              1,341,014
    Accounts receivable ....................................            1,079,625              1,109,794
    Inventories.............................................              706,459                842,384
    Prepaid expenses and other current assets...............              117,161                145,470
                                                                  ------------------     ------------------
      Total current assets..................................            3,450,597              4,985,831
    Property and equipment, net.............................            1,815,877              2,020,324
    Other assets............................................               32,131                 28,800
                                                                  -----------------      ------------------
      Total assets..........................................      $     5,298,605        $     7,034,955
                                                                  ==================     ==================

LIABILITIES
Current liabilities:
    Current portion of long-term debt.......................      $       854,050        $       892,139
    Accounts payable........................................              492,807                658,982
    Other accrued liabilities...............................              860,905                778,758
                                                                  ------------------     ------------------
      Total current liabilities.............................            2,207,762              2,329,879
    Long-term debt, net of current portion..................            1,165,803              1,341,407
                                                                  ------------------     ------------------
      Total liabilities.....................................            3,373,565              3,671,286
                                                                  ------------------     ------------------

STOCKHOLDERS' EQUITY
Preferred stock.............................................            5,736,124              5,683,461
Common stock................................................                  714                    714
Additional paid-in capital..................................           42,278,497             42,278,423
Accumulated deficit.........................................          (46,090,295)           (44,598,929)
                                                                  ------------------     ------------------
      Total stockholders' equity............................            1,925,040              3,363,669
                                                                  ------------------     ------------------
      Total liabilities and stockholders' equity............      $     5,298,605        $     7,034,955
                                                                  ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------------
                                                                             1999                    1998
                                                                      -------------------     ------------------
Revenues:
  Contract.....................................................       $      917,607          $      863,614
  Product sales................................................              396,770                 264,078
                                                                      -------------------     ------------------
      Total revenues...........................................            1,314,377               1,127,692
                                                                      -------------------     ------------------
Costs and expenses:
    Cost of product sales......................................              569,667                 338,817
    Research and development...................................            1,121,295               2,298,252
    Selling, general and administrative........................              834,470               1,097,803
                                                                      -------------------     ------------------
      Total costs and expenses.................................            2,525,435               3,734,872
                                                                      -------------------     ------------------
Loss from operations...........................................           (1,211,055)             (2,607,180)
Interest income................................................               25,744                  28,599
Other income (expense).........................................                2,505                      --
Interest expense...............................................              (96,880)                (55,623)
                                                                      -------------------     ------------------
    Net loss...................................................           (1,279,686)             (2,634,204)
Preferred dividend.............................................             (211,680)                     --
                                                                      -------------------     ------------------
Net loss attributable to common shareholders...................       $   (1,491,366)         $   (2,634,204)
                                                                      ===================     ==================
Basic and diluted net loss per share...........................       $        (0.21)         $        (0.38)
                                                                      ===================     ==================
Shares used in per share calculations..........................            7,144,162               7,014,625
                                                                      ===================     ==================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        --------------------------------------
                                                                              1999                  1998
                                                                        ---------------        ---------------
Cash flows from operating activities:
   Net loss.......................................................      $   (1,279,686)        $   (2,634,204)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization.................................             212,783                195,999
    Amortization of discount on long term debt....................              11,349                     --
    Provision for excess and obsolete inventories.................                  --                109,895
(Increase) decrease in:
    Accounts receivable...........................................              30,169                562,986
    Inventories...................................................             135,926               (372,581)
    Prepaid expenses and other current assets.....................              28,309                 24,705
    Other assets..................................................              (3,331)                 5,496
Increase, (decrease) in:
    Accounts payable and other accrued liabilities................            (184,708)               631,544
                                                                        ------------------     -----------------
          Net cash used in operating activities...................          (1,071,886)            (1,476,160)
                                                                        ------------------     -----------------
Cash flows from investing activities:
    Maturities of short-term investments..........................             783,287                556,633
    Purchases of short-term investments...........................                  --                     --
    Acquisition of property and equipment.........................              (8,338)              (181,646)
                                                                        ------------------     -----------------
          Net cash provided by investing activities...............             774,949                374,987
                                                                        ------------------     -----------------
Cash flows from financing activities:
    Net proceeds from issuance of common stock....................                  74                 16,685
    Costs to register preferred stock.............................             (58,337)                    --
    Principal repayments on long-term debt........................            (202,344)              (335,426)
                                                                        ------------------     -----------------
          Net cash used in financing activities...................            (260,607)              (318,741)
                                                                        ------------------     -----------------
    Net decrease in cash and cash equivalents.....................            (557,544)            (1,419,914)
Cash and cash equivalents at beginning of period..................           1,547,169              2,611,560
                                                                        ------------------     -----------------
Cash and cash equivalents at end of period........................      $      989,625         $    1,191,646
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

            The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

BASIC AND DILUTED LOSS PER SHARE:

            In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                         -------------------------------------------
                                                                                1999                   1998
                                                                         --------------------   --------------------
Numerator - basic and diluted net loss per share:
      Net loss attributable to common shareholders....................    $     (1,491,366)      $    (2,634,204)
Denominator - basic and diluted net loss per share:
      Weighted average common shares outstanding......................           7,144,162             7,014,625
      Basic and diluted net loss per share............................    $          (0.21)      $         (0.38)

            In the above computations, common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 1,822,000 and 126,000 for the three months ended March 31, 1999 and 1998, respectively.

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENT PRONOUNCEMENTS:

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. Statement of Position 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of Statement of Position 98-1 had no impact on the Company's financial statements.

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, Statement of Position 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of Statement of Position 98-5 had no impact on the Company's financial statements.

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

2.          ACCOUNTS RECEIVABLE:

            Accounts receivable, net, consists of the following:

                                                                         MARCH 31,            DECEMBER 31,
                                                                           1999                  1998
                                                                   --------------------   --------------------
U.S. government contracts:
   Unbilled
      Recoverable costs and accrued profit on
         progress completed - not billed.........................   $        754,852       $       726,342
   Billed........................................................            371,726               297,525
Commercial.......................................................            245,682               378,562
Allowance for doubtful accounts..................................           (292,635)             (292,635)
                                                                   --------------------   --------------------
                                                                    $      1,079,625       $     1,109,794
                                                                   ====================   ====================

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

3.          INVENTORIES:

            Inventories, net, consist of the following:

                                                                   MARCH 31,             DECEMBER 31,
                                                                      1999                   1998
                                                              --------------------   --------------------
Raw materials..............................................    $        548,893       $       441,130
Work in process............................................               3,935               198,341
Finished goods.............................................             591,384               640,666
Allowance for excess and obsolete inventories..............            (437,753)             (437,753)
                                                              --------------------   --------------------
                                                               $        706,459       $       842,384
                                                              ====================   ====================

4.          LONG TERM DEBT:

            Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of March 31, 1999 and December 31, 1998 are as follows:

                                                                    MARCH 31,             DECEMBER 31,
                                                                      1999                   1998
                                                              --------------------   --------------------
Loan payable to leasing company............................    $      1,828,468       $     1,978,366
Bank equipment term loan payable...........................             191,385               255,180
                                                              --------------------   --------------------
      Total................................................           2,019,853             2,233,546
Less: current portion......................................             854,050               892,139
                                                              --------------------   --------------------
      Long-term debt.......................................    $      1,165,803       $     1,341,407
                                                              ====================   ====================

All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At March 31, 1999, Conductus was in compliance with all financial covenants.

5.          SUBSEQUENT EVENT:

            On May 4, 1999, the Company entered into a definitive agreement with General Dynamics Information Systems, Inc. (GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology. Under the license agreement, GDIS will purchase rights to Conductus' HTS thin-film technology and other intellectual property for $5 million plus future royalties and will have rights to use and sell this technology for use in U.S. Government or state, local and foreign government markets, as defined. Under the license agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS will pay the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. The Company and GDIS also entered into a Cross-License, Supply and Training Agreement under which the Company and GDIS agreed to cross-license any updates to the licensed technology developed by either party. Additionally, the Company will provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS.

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

5.          SUBSEQUENT EVENT (CONTINUED):

            The following unaudited pro forma condensed balance sheet information has been presented to give effect to the aforementioned transaction as if it had occurred on March 31, 1999. The pro forma condensed balance sheet information is presented for informational purposes only.

                             Unaudited Pro Forma Condensed Balance Sheet
                                         (amounts in thousands)

                                                  March 31, 1999                                   March 31, 1999
                                                      Actual                    Adjustment            Pro Forma
                                                ------------------           ----------------    ------------------
ASSETS
Current assets:
Cash and cash equivalents                           $     989,625             $2,900,000 (1)         $   3,889,625
Short-term investments                                    557,727                                          557,727
Accounts receivable                                     1,079,625              2,100,000 (2)             3,179,625
Inventories                                               706,459                                          706,459
Prepaid expenses and other current assets                 117,161                                          117,161
                                                ------------------                               ------------------
Total current assets                                    3,450,597                                        8,450,597
Property and equipment, net                             1,815,877                                        1,815,877
Other assets                                                2,131                                           32,131
                                                ------------------                               ------------------
Total assets                                        $   5,298,605                                    $  10,298,605
                                                ==================                               ==================

LIABILITIES
Current liabilities:
Current portion of long-term debt                   $      54,050                                    $      54,050
Accounts payable                                          492,807                                          492,807
Other accrued liabilities                                 860,905                                          860,905
Total current liabilities                               2,207,762                                        2,207,762
Long-term debt, net of current portion                  1,165,803                                        1,165,803
                                                ------------------                               ------------------
Total liabilities                                       3,373,565                                        3,373,565
                                                ------------------                               ------------------

STOCKHOLDERS' EQUITY
Preferred stock                                         5,736,124                                        5,736,124
Common stock                                                  714                                              714
Additional paid-in-capital                             42,278,497                                       42,278,497
Accumulated deficit                                   (46,090,295)            $5,000,000 (1,2)         (41,090,295)
                                                ------------------                               ------------------
Total stockholders' equity                              1,925,040                                        6,925,040
                                                ------------------                               ------------------
Total liabilities and stockholders' equity          $   5,298,605                                    $  10,298,605
                                                ==================                               ==================

(1) The Company received a cash payment of $2,900,000 upon execution of the agreement, which has been reflected as cash.

(2) The Company will receive 12 monthly cash payments of $175,000 beginning July 1, 1999, which have been reflected in accounts receivable.

Item 2 : Management's Discussion and Analysis of Financial Condition and Results of Operations

            THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.'S (THE "COMPANY" OR "CONDUCTUS") ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

            We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of March 31, 1999, we had accumulated losses of approximately $46,090,000 and we expect to incur significant additional losses during the remainder of 1999. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

            Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. Our total revenues increased by 17% to $1,314,000 for the quarter ended March 31, 1999 from $1,128,000 in the comparable period of 1998.

            Revenue under U.S. government research and development contracts represented approximately 70% of total revenue for the quarter ended March 31, 1999 compared to 77% in the comparable period of 1998. Contract revenues increased by 6% to $918,000 for the quarter ended March 31, 1999 from $864,000 in the comparable period of 1998. This increase is primarily attributable to the growth of contract revenues related to our core wireless business. We have submitted several proposals related to prospective contracts associated with this core business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted and anticipate that government contract revenues will continue to increase compared to 1998, however we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

            Product revenues increased by 50% to $397,000 from $264,000 in the comparable period of 1998. The increase in product revenues was primarily the result of an increase in sales of the Company's wireless telecommunications products partially offset by a decrease in revenues from the sales of magnetic sensing systems and other products which do not relate to our core market.

            Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $570,000 for the period ended March 31, 1999 compared to $339,000 for the comparable period of 1998. This increase is primarily attributable to the increase in product sales and the lowered gross margins resulting from the integration of the wireless products into the product mix during the comparison periods.

            Research and development includes both externally and internally funded projects. Research and development expenses were $1,121,000 in the quarter ended March 31, 1999 compared to $2,298,000 in the comparable period of the prior year. Research and development, as a percentage of revenue, represented 85% and 204% in the quarters ended March 31, 1999 and 1998, respectively. The decrease in research and development expense was primarily attributable to a decrease in spending on internally funded projects partially offset by an increase in spending on externally funded research and development contracts. Although spending on internal research and development has decrease from the prior year, we expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses compared to the prior year.

            Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $834,000 and $1,098,000 in the quarters ended March 31, 1999 and 1998, respectively. The decrease in spending was primarily due to decreases in sales, marketing and administrative headcount compared to the prior year. Although selling, general and administrative expenses decreased compared to the prior year, we expect sales and marketing expenses to increase during 1999 to the extent we increase sales of commercial products, particularly in the communications markets.

            Interest and other expense, net was $69,000 and $27,000 for the periods ended March 31, 1999 and 1998, respectively. Interest charges related primarily to our loan from a leasing company as well as our bank term loan. The increase in interest expense was primarily the result of higher average debt levels during the comparison periods.

            As a result of incurring losses, we have not incurred any income tax liability. We have established a valuation allowance against our deferred tax assets (principally the tax benefit of our net operating losses) and review this allowance on a periodic basis. At such time that we believe that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

            We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

            We have financed our operations since inception primarily through:

            - $13,251,000 in net proceeds from our initial public offering of common stock in August 1993.

            - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

            -  $20,989,000 raised in private placement financings,

            -  $44,888,000 from U.S. government contracts,

            - $2,020,000 in outstanding borrowings under various lease and bank loan arrangements, and

            -  $3,810,000 in interest income.

            As of March 31, 1999 our aggregate cash, cash equivalents and short term investments totaled $1,547,000. Additionally, we have a bank line of credit facility and an equipment lease line. We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables. As of March 31, 1999, the total amount outstanding under the bank line of credit facility was $191,000 and no additional amount was available under the line. Under the equipment lease, we may finance up to a total of $1,000,000 of future equipment acquisitions. There were no balances outstanding under the equipment line as of March 31, 1999.

            Net cash used in operations was $1,072,000 during the quarter ended March 31, 1999. Net cash used in operations was primarily the result of the net loss of $1,280,000 partially offset by the effect of a non-cash amortization charge of $213,000 during the quarter. We anticipate that we will incur significant additional net losses during 1999 and anticipate that our accounts receivable and inventories may increase during 1999 as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during the remainder of 1999.

            Net cash provided by investing activities was $775,000 during the quarter ended March 31, 1999. The balance was primarily related to the proceeds from sales of short term investments during the quarter partially offset by investments in additional property and equipment.

            Net cash used in financing activities was $261,000 during the quarter ended March 31, 1999. This usage was primarily related to principal payments under capital loans payable and equipment term loans as well as costs to register the preferred stock issued in September of 1998.

            We anticipate total capital expenditures of approximately $900,000 during the remainder of 1999, which will be funded primarily from our $1,000,000 lease line of credit for new equipment purchases.

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

            As discussed in Note 5 of the Notes to Condensed Financial Statements, the Company entered into a definitive agreement with General Dynamics Information Systems, Inc. (GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology on May 4, 1999. Under the license agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS will pay the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999.

            We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts in addition to the cash payments resulting from the license transaction described above, will satisfy our projected working capital and other cash requirements through Fiscal 1999. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then. Additionally, we can give you no assurance that additional financing will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

DEBT OBLIGATIONS

            Conductus' outstanding debt consists of term loan obligations that are primarily based on fixed rates. Therefore, our exposure to changes in interest rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings - Not Applicable

Item 2:  Changes in Securities - Not Applicable

Item 3:  Default upon Senior Securities - Not Applicable

Item 4:  Submission of Matters to a vote of Security Holders - Not Applicable

Item 5:  Other Information

            Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq SmallCap Market trading system. In November 1998, Nasdaq informed us that, on the basis of our Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, our net tangible assets had fallen below the level required for continued listing of our common stock on the Nasdaq National Market trading system. Subsequently, we submitted information to Nasdaq regarding our anticipated future net tangible assets and certain financing plans. Based on this submission, we applied to have our common stock listed on the Nasdaq SmallCap Market. Pending approval of our application, our common stock began trading on the Nasdaq SmallCap Market. Nasdaq informed us that our application to be listed on the Nasdaq SmallCap Market has been denied.
We requested an oral hearing on the subject which was held on May 13, 1999, and delisting of our common stock has been stayed pending the results of this hearing.

            Although we satisfied Nasdaq's requirements for listing on the Nasdaq SmallCap Market as of December 31, 1998, we did not satisfy these requirements as of March 31, 1999. As a result of our recent license agreement with General Dynamics, we believe we have taken sufficient action to bring us within compliance of the listing requirements. We are also seeking to raise additional equity capital and reduce our operating losses. However, we may not be successful in these efforts. In addition, even if we are now compliant with Nasdaq's listing requirements, Nasdaq may deny our appeal if they believe we will not satisfy the criteria over the longer term.

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

Item 6:  Exhibits and Reports on Form 8-K

(A)  Exhibits

                                  EXHIBIT INDEX

       EXHIBIT
         NO.                       DESCRIPTION
------------------------ ------------------------------------------------------

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

        10.2(1)           Amended 1989 Stock Option Plan.

        10.3(5)           1992 Stock Option/Stock Purchase Plan.

        10.4(6)           1994 Employee Stock Purchase Plan.

        10.5(1) Second Amended and Restated Registration Rights Agreement dated June 3, 1993.

        10.6(4) Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and September 22, 1998, between the Company and the Series B Investors.

        10.7(4) Form of Warrant to Purchase Common Stock between the Company and the Series B Investors.

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

        10.33             License Agreement with General Dynamics, dated May 4,
                          1999.

        10.34             Cross-License, Supply and Training Agreement, dated
                          May 4, 1999.

        27.1              Financial Data Schedule.

+ Confidential treatment granted or requested as to certain portions of these exhibits.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

(2) Incorporated herein by reference to the Company's 1993 Annual Report on Form 10-K.

(3) Incorporated herein by reference to the Company's Registration Statement on Form 8-K filed with the SEC on January 22, 1998.

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

(10) Incorporated herein by reference to the Company's 1998 Annual Report on Form 10-K.

(11) Incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K.

(12) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

(13) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 14, 1998.

(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONDUCTUS, INC.

Dated:  May 17, 1999         /s/ Ron Wilderink
                             ----------------------------------------------
                             Ron Wilderink, Vice President of Finance
                             and Chief Financial Officer