Form 10-Q/A
period 1999-03-31
CONDUCTUS INC
filed 1999-05-27
CIK 884621

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

                                  FORM 10-Q/A

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

        10.33+            License Agreement with General Dynamics, dated May 4,
                          1999.

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

                             CONDUCTUS, INC.

Dated:  May 27, 1999         /s/ Ron Wilderink
                             ----------------------------------------------
                             Ron Wilderink, Vice President of Finance
                             and Chief Financial Officer