Form 10-Q
period 1999-06-30
CONDUCTUS INC
filed 1999-08-16
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-11915

                                 CONDUCTUS, INC.
             (Exact name of registrant as specified in its charter)
       DELAWARE                                                  77-0162388
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

As of July 31, 1999 there were 7,156,716 shares of the Registrants Common stock outstanding.

                                 CONDUCTUS, INC.

                                    FORM 10-Q

                                  June 30, 1999

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                        Page
-------------------------------                                                                        ----
Item 1:   Financial Statements............................................................................1

          Condensed Balance Sheets at June 30, 1999 and December 31, 1998.................................1

          Condensed Statements of Operations for the Three Months and Six
          Months Ended June 30, 1999 and 1998.............................................................2

          Condensed Statements of Cash Flows for the Six Months Ended June 30,
          1999 and 1998...................................................................................3

          Notes to Condensed Financial Statements.........................................................4

Item 2 :  Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.....................................12

PART II:  OTHER INFORMATION
---------------------------

Item 1:   Legal Proceedings..............................................................................13

Item 2:   Changes in Securities..........................................................................13

Item 3:   Default upon Senior Securities.................................................................13

Item 4:   Submission of Matters to a vote of Security Holders............................................13

Item 5:   Other Information..............................................................................13

Item 6:   Exhibits and Reports on Form 8-K...............................................................14

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements



                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1999                 1998
                                                                             ------------------   ------------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.............................................    $     1,952,535      $     1,547,169
   Short-term investments................................................            310,167            1,341,014
   Accounts receivable ..................................................          3,123,524            1,109,794
   Inventories...........................................................            793,709              842,384
   Prepaid expenses and other current assets.............................             72,728              145,470
                                                                             ------------------   ------------------

     Total current assets................................................          6,252,663            4,985,831
   Property and equipment, net...........................................          1,657,123            2,020,324
   Other assets..........................................................             90,404               28,800
                                                                             ------------------   ------------------

     Total assets........................................................    $     8,000,190      $     7,034,955
                                                                             ==================   ==================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       816,930      $       892,139
   Accounts payable......................................................            520,531              658,982
   Other accrued liabilities.............................................          1,226,353              778,758
                                                                             ------------------   ------------------

     Total current liabilities...........................................          2,563,814            2,329,879
   Long-term debt, net of current portion................................            983,157            1,341,407
                                                                             ------------------   ------------------

     Total liabilities...................................................          3,546,971            3,671,286
                                                                             ------------------   ------------------

STOCKHOLDERS' EQUITY
Preferred stock..........................................................          5,736,124            5,683,461
Common stock.............................................................                716                  714
Additional paid-in capital...............................................         42,299,686           42,278,423
Accumulated deficit......................................................        (43,583,307)         (44,598,929)
                                                                             ------------------   ------------------

     Total stockholders' equity..........................................          4,453,219            3,363,669
                                                                             ------------------   ------------------

     Total liabilities and stockholders' equity..........................    $     8,000,190      $     7,034,955
                                                                             ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                   (Unaudited)



                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
Revenues:
  Product sales...............................  $    142,400      $    173,284     $    539,170      $     437,362
  Contract....................................       430,529           866,512        1,348,136          1,730,126
  License.....................................     5,000,000                 -        5,000,000                  -
                                                ---------------   ---------------  ---------------   ---------------

     Total revenues...........................     5,572,929         1,039,796        6,887,306          2,167,488
                                                ---------------   ---------------  ---------------   ---------------

Costs and expenses:
   Cost of product sales......................       597,283           618,653        1,166,950          1,467,569
   Research and development...................     1,032,867         1,414,397        2,154,162          3,202,550
   Selling, general and administrative........     1,275,898           864,953        2,110,367          1,962,756
                                                ---------------   ---------------  ---------------   ---------------

     Total costs and expenses.................     2,906,048         2,898,003        5,431,479          6,632,875
                                                ---------------   ---------------  ---------------   ---------------

Income (loss) from operations.................     2,666,881        (1,858,207)       1,455,827         (4,465,387)
Interest income...............................        23,220            14,175           48,964             42,774
Interest expense..............................       (91,450)          (88,878)        (188,329)          (144,501)
Other income (expense)........................         9,368                 -           11,870                  -
                                                ---------------   ---------------  ---------------   ---------------

     Income (loss) before taxes...............     2,608,019        (1,932,910)       1,328,332         (4,567,114)
Tax expense                                           (1,350)                -           (1,350)                 -
                                                ---------------   ---------------  ---------------   ---------------

     Net income (loss)........................     2,606,669        (1,932,910)       1,326,982         (4,567,114)
Preferred dividend............................       (99,680)                -         (311,360)                 -
                                                ---------------   ---------------  ---------------   ---------------
Net income (loss) attributable to
   common shareholders........................  $  2,506,989      $ (1,932,910)    $  1,015,622      $  (4,567,114)
                                                ===============   ===============  ===============   ===============

Net income (loss) per share:
   Basic......................................  $       0.35      $     (0.27)     $       0.14      $      (0.65)
                                                ===============   ===============  ===============   ===============
   Diluted....................................  $       0.26      $     (0.27)     $       0.10      $      (0.65)
                                                ===============   ===============  ===============   ===============

Shares used in per share calculations:
   Basic......................................     7,148,360         7,083,000        7,146,273         7,049,000
                                                ===============   ===============  ===============   ===============
   Diluted....................................     9,749,117         7,083,000        9,686,210         7,049,000
                                                ===============   ===============  ===============   ===============

  The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                   (Unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------------
                                                                                      1999              1998
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net income (loss)........................................................     $   1,326,982     $ (4,567,114)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
   Depreciation and amortization............................................           415,370           451,496
   Amortization of discount on long term debt...............................           (22,703)                -
   Provision for excess and obsolete inventories............................           119,882            96,176
   Provision for allowance for doubtful accounts............................          (133,974)           52,710
(Increase), decrease in:
   Accounts receivable......................................................        (1,879,756)          389,494
   Inventories..............................................................           (71,207)         (154,072)
   Prepaid expenses and other current assets................................            72,742          (494,504)
   Other assets.............................................................           (61,604)            7,992
Increase, (decrease) in:
   Accounts payable and other accrued liabilities...........................           108,785          (670,616)
                                                                                 ---------------   ----------------

       Net cash used in operating activities................................          (125,483)       (4,888,438)
                                                                                 ---------------   ----------------

Cash flows from investing activities:
   Maturities of short-term investments.....................................         1,037,213           556,633
   Purchases of short-term investments......................................            (6,367)                -
   Acquisition of property and equipment....................................           (52,169)         (194,038)
                                                                                 ---------------   ----------------

       Net cash provided by investing activities............................           978,677           362,595
                                                                                 ---------------   ----------------

Cash flows from financing activities:
   Proceeds from borrowings.................................................                 -         4,450,000
   Net proceeds from issuance of common stock...............................            21,265           120,278
   Costs to register preferred stock........................................           (58,337)                -
   Principal repayments on long-term debt...................................          (410,756)       (1,383,277)
                                                                                 ---------------   ----------------

       Net cash provided by (used in) financing activities..................          (447,828)        3,187,001
                                                                                 ---------------   ----------------

   Net increase (decrease) in cash and cash equivalents.....................           405,366        (1,338,842)

Cash and cash equivalents at beginning of period............................         1,547,169         2,611,560
                                                                                 ---------------   ----------------

Cash and cash equivalents at end of period..................................     $   1,952,535     $   1,272,718
                                                                                 ===============   ================

  The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

BASIC AND DILUTED LOSS PER SHARE:

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:


                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                          ------------------------------------- -------------------------------------
                                                 1999                1998             1999                1998
                                          -----------------  ------------------ ------------------  -----------------
   Net income (loss)......................$     2,506,989     $    (1,933,171)   $     1,015,622    $    (4,567,115)
                                          =================  ================== ==================  =================

   Weighted average number of
     shares outstanding...................      7,148,360           7,083,000          7,146,273          7,049,000
                                          -----------------  ------------------ ------------------  -----------------
   Shares used in computing
     basic earnings (loss) per share......      7,148,360           7,083,000          7,146,273          7,049,000
                                          -----------------  ------------------ ------------------  -----------------

   Weighted average number of dilutive
     common equivalent shares used in
     computing diluted income (loss)
     per share:
       Series B preferred.................      2,461,230                   -          2,461,230                  -
       Stock options......................        139,527                   -             78,707                  -
                                          -----------------  ------------------ ------------------  -----------------
   Shares used in computing diluted
     net income (loss) per share..........      9,749,117           7,083,000          9,686,210          7,049,000
                                          =================  ================== ==================  =================

   Net income (loss) per share:
     Basic................................$          0.35     $         (0.27)   $          0.14    $         (0.65)
                                          =================  ================== ==================  =================
     Diluted..............................$          0.26     $         (0.27)   $          0.10    $         (0.65)
                                          =================  ================== ==================  =================

         Common equivalent shares including common stock options and warrants that could have potentially diluted basic earnings per share that were not included in the computations of diluted loss per share because of anti-dilution were approximately 92,000 and 110,000, respectively for the three and six-month periods ended June 30, 1998.

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENT PRONOUNCEMENTS:

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. Statement of Position 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of Statement of Position 98-1 had no impact on the Company's financial statements.

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

2.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:


                                                         JUNE 30,          DECEMBER 31,
                                                           1999                1998
                                                    ------------------- -------------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on
       progress completed - not billed.............  $       851,850     $       726,342
   Billed..........................................           77,718             297,525
Commercial.........................................          252,617             378,562
License fee........................................        2,100,000                   -
Allowance for doubtful accounts....................         (158,661)           (292,635)
                                                    ------------------- -------------------
                                                     $     3,123,524     $     1,109,794
                                                    =================== ===================

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                                   (Unaudited)


3.       INVENTORIES:

         Inventories, net, consist of the following:


                                                           JUNE 30,          DECEMBER 31,
                                                             1999                1998
                                                      ------------------- -------------------
Raw materials.......................................   $       356,832     $       441,130
Work in process.....................................           582,062             198,341
Finished goods......................................           412,450             640,666
Allowance for excess and obsolete inventories.......          (557,635)           (437,753)
                                                      ------------------- -------------------
                                                       $       793,709     $       842,384
                                                      =================== ===================

4.       LONG TERM DEBT:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of June 30, 1999 and December 31, 1998 are as follows:


                                                           JUNE 30,          DECEMBER 31,
                                                             1999                1998
                                                     ------------------- -------------------
Loan payable to leasing company.....................  $     1,672,497     $     1,978,366
Bank equipment term loan payable....................          127,590             255,180
                                                     ------------------- -------------------
     Total..........................................        1,800,087           2,233,546
Less: current portion...............................          816,930             892,139
                                                     ------------------- -------------------
     Long-term debt.................................  $       983,157     $     1,341,407
                                                     =================== ===================

         All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At June 30, 1999, Conductus was in compliance with all financial covenants.

5.       LICENSE AGREEMENT:

         On May 4, 1999, the Company entered into a definitive agreement with General Dynamics Information Systems, Inc. (GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology. Under the license agreement, GDIS purchased rights to Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. Government or state, local and foreign government markets, as defined. Under the license agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS will pay the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. The Company and GDIS also entered into a Cross-License, Supply and Training Agreement under which the Company and GDIS agreed to cross-license any updates to the licensed technology developed by either party. Additionally, the Company will provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, Conductus recognized revenues of $5,000,000 during the quarter, which represented 90% and 73%, respectively of total revenues for the three and six-month periods ended June 30, 1999.

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

OVERVIEW

         We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of June 30, 1999, we had accumulated losses of approximately $43,583,000 and we expect to incur significant additional losses during the remainder of 1999. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
1998

         Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. In addition, in May 1999, Conductus entered into a definitive agreement with General Dynamics Information Systems, Inc.
(GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology. Under the license agreement, GDIS purchased rights to Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. Government or state, local and foreign government markets. As a result of this agreement, Conductus recorded license revenues of $5,000,000 during the second quarter of 1999.

         Total revenues increased by 436% to $5,573,000 for the quarter ended June 30, 1999 from $1,040,000 in the comparable period of 1998. Revenues for the six months ended June 30, 1999 were $6,887,000, which represents an increase of 218% over the comparable period of 1998.

         Revenue under U.S. government research and development contracts represented approximately 8% and 20%, respectively of total revenue for the three month and six month periods ended June 30, 1999 compared to 83% and 80% for the comparable periods of 1998. The decrease in contract revenues as a percent of total revenues was primarily due to the impact of the license revenues on total revenue and, to a lessor extent, a reduction of contract revenues during the comparison periods. Contract revenues decreased by 50% to $431,000 and by 22% to $1,348,000, respectively for the three and six-month periods ended June 30, 1999 from the comparable periods of 1998. This decrease is primarily attributable to the completion of several government contracts. We have submitted, or are in the process of preparing, several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted or are in preparation, however we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

         Product revenues for the three months ended June 30, 1999 decreased by 18% to $142,000 from $173,000 in the comparable period of 1998. This decrease is primarily due to a decrease in revenues from the sales of magnetic sensing systems and other products discontinued in the prior year, which do not relate to our core market. For the six months ended June 30, 1999, product revenues increased by 23% to $539,000 from $437,000 in the comparable period of 1998. This increase in product revenues was primarily the result of an increase in sales of the Company's wireless telecommunications products during the comparison periods partially offset by a decrease in revenues from the sales of magnetic sensing systems and other products.

         Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $597,000 for the quarter ended June 30, 1999 compared to $619,000 for the comparable period of 1998. For the six months ended June 30, 1999, cost of product sales was $1,167,000 compared to $1,468,000 for the comparable period of 1998. These decreases are primarily attributable to the decreases in the sales of magnetic sensing systems and other products discontinued in the prior year as well as the lower gross margins resulting from the integration of the wireless products into the product mix during the comparison periods.

         Research and development includes both externally and internally funded projects. Research and development expenses were $1,033,000 in the quarter ended June 30, 1999 compared to $1,414,000 in the comparable period of the prior year. For the six-month period ended June 30, 1999, research and development expenses were $2,154,000 compared to $3,203,000 in the first six months of 1998. Research and development, as a percentage of revenue, represented 19% and 31%, respectively for the three and six month periods ended June 30, 1999. This compares to research and development expenses 136% and 148% as a percentage of revenue for the comparable periods of 1998. The decrease in research and development expense was primarily attributable to a decrease in spending on internally funded projects as well as a decrease in contract activities during the comparison periods. The decrease in research and development expenses as a percentage of revenues is primarily the due to the impact of the increased levels of revenues during the comparison periods resulting from the license revenues recorded during the quarter ended June 30, 1999. Although spending on internal research and development has decrease from the prior year, we expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses during the remainder of 1999.

         Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,276,000 and $865,000 in the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, selling, general and administrative expenses were $2,110,000 and $1,963,000, respectively. The increase in spending during the comparison periods was primarily due to legal, consulting and other charges recorded during the second quarter of 1999 related to the completion of the license agreement with GDIS. As we continue to focus on the expansion of the wireless products business, we expect sales and marketing expenses to increase during 1999 as compared to 1998 to the extent we increase sales of commercial products, particularly in the communications markets.

         Interest and other expense, net was $59,000 and $75,000 for the three-month periods ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, Interest and other expense, net was $128,000 and $102,000, respectively. Interest charges related primarily to our loan from a leasing company as well as our bank term loan.

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

         - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

         -   $20,989,000 raised in private placement financings,

         -   $45,319,000 from U.S. government contracts,

         - $1,800,000 in outstanding borrowings under various lease and bank loan arrangements, and

         -   $3,843,000 in interest income.

         As of June 30, 1999 our aggregate cash, cash equivalents and short term investments totaled $2,263,000. Additionally, we have a bank line of credit facility and an equipment lease line. We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables. As of June 30, 1999, the total amount outstanding under the bank line of credit facility was $128,000 and no additional amount was available under the line. Under the equipment lease, we may finance up to a total of $1,000,000 of future equipment acquisitions. The balance outstanding under the equipment line as of June 30, 1999 was $195,000.

         Net cash used in operations was $125,000 during the six months ended June 30, 1999. Net cash used in operations was primarily the result of an increase in net assets partially offset by net income of $1,327,000 during the period. We anticipate that we will incur significant additional net losses during the remainder of 1999 and anticipate that our accounts receivable and inventories may increase as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during the remainder of 1999.

         Net cash provided by investing activities was $979,000 during the six months ended June 30, 1999. The balance was primarily related to the proceeds from sales of short-term investments during the period partially offset by investments in additional property and equipment.

         Net cash used in financing activities was $448,000 during the six months ended June 30, 1999. This usage was primarily related to principal payments under capital loans payable and an equipment term loan.

         We anticipate total capital expenditures of approximately $500,000 during the remainder of 1999, which will be funded primarily from our $1,000,000 lease line of credit for new equipment purchases.

         All of our credit arrangements contain reporting and financial covenants, which we are required to satisfy. We cannot assure you that we will satisfy all such covenants in the future. We cannot assure you that if we default on any of the covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, no further amounts would be advanced to us under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

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

         We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts in addition to the cash payments resulting from the license transaction described above, will satisfy our projected working capital and other cash requirements into the fourth quarter of 1999. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then. Additionally, we can give you no assurance that additional financing will be available on acceptable terms or at all.

YEAR 2000 COMPLIANCE

         The potential problem presented by the year 2000 is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to function properly. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of key operations. Important operations, which could be disrupted, include, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

         SALES, MANUFACTURING AND FINANCE INFORMATION SYSTEMS. We are currently in the fourth phase of our compliance project. Our vendors have confirmed that the versions of software currently in use are year 2000 compliant. We plan to complete our tests by the end of September 1999. We do not anticipate incurring any material expenses to complete our tests on these systems.

         NETWORK HARDWARE, SOFTWARE AND DESKTOP WORKSTATIONS. We have completed phase three and have developed a plan to complete an upgrade of all non-compliant hardware and software. We estimate that all non-compliant hardware and software will be replaced early in the fourth quarter and we estimate we will spend approximately $250,000 replacing non-compliant equipment.

         PRODUCTS WE HAVE SOLD. Our completed assessment indicates that these products are year 2000 compliant. We do not anticipate incurring any material expenses related to products we have sold or to any current product designs.

         FABRICATION AND MANUFACTURING EQUIPMENT. We are completing phase two and beginning to develop remedies and contingency plans. We expect to complete phase two by the end of August 1999, and to complete phase three by the end of October 1999.

         We are unable to estimate the remaining financial impact, if any, of the year 2000 because our assessment phase is not completed. However, we currently anticipate that our $1,000,000 equipment lease line will be sufficient to cover both the network costs and any costs that may be incurred related to the upgrade or replacement of fabrication and manufacturing equipment in 1999.

         We are in the process of formally communicating with our significant suppliers and large customers to determine the extent to which we are vulnerable to their failure to fix their own year 2000 problems. We cannot assure you that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not harm us.

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

Item 1:  Legal Proceedings - Not Applicable

Item 2:  Changes in Securities - Not Applicable

Item 3:  Default upon Senior Securities - Not Applicable

Item 4:  Submission of Matters to a vote of Security Holders

         On May 27, 1999, we held an annual meeting of stockholders. Because certain of our stockholders failed to receive notice of the meeting, no action was taken. We are holding a new annual meeting of stockholders on August 19, 1999 at 3:00 p.m. local time at our offices located at 969 West Maude Avenue, Sunnyvale, California 94086.

Item 5:  Other Information

         Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq SmallCap Market trading system. In November 1998, Nasdaq informed us that, on the basis of our Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, our net tangible assets had fallen below the level required for continued listing of our common stock on the Nasdaq National Market trading system. Subsequently, we submitted information to Nasdaq regarding our anticipated future net tangible assets and certain financing plans. Based on this submission, we applied to have our common stock listed on the Nasdaq SmallCap Market. Pending approval of our application, our common stock began trading on the Nasdaq SmallCap Market. Nasdaq informed us that our application to be listed on the Nasdaq SmallCap Market had been denied. We requested an oral hearing on the subject, which was held on May 13, 1999, and delisting of our common stock was stayed pending the results of this hearing. In July 1999, we were informed that we have been granted a temporary exception from the net tangible assets requirement subject to meeting certain conditions. The terms of the exception require that our net tangible assets, as reflected in this Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 exceed $3.5 million and that this Form 10-Q must be filed by August 16, 1999. Once this Form 10-Q has been filed and Nasdaq determines that we have met the terms of the exception, our common stock shall continue to be listed on The Nasdaq SmallCap Market.

         Pursuant to the terms of the exception that was granted, our common stock has been trading on the Nasdaq SmallCap Market under the symbol CDTSC. The "C" will be removed from the end of our symbol when Nasdaq confirms our compliance with the terms of our exception and with all other criteria necessary for continued listing.

Item 6:  Exhibits and Reports on Form 8-K

(A)      Exhibits

                                  EXHIBIT INDEX


     EXHIBIT
       NO.                                                    DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
     2.1(1)    Stock Exchange Agreement dated as of May 28, 1993, between the
               Company and Tristan Technologies, Inc.
     3.1(2)    Restated Certificate of Incorporation.
     3.2(3)    Restated Bylaws.
     3.3(4)    Certificate of Designation of Series B Preferred Stock.
     4.1(3)    Stockholder Rights Plan.
    10.1(1)    1987 Stock Option Plan.
    10.2(1)    Amended 1989 Stock Option Plan.
    10.3(5)    1992 Stock Option/Stock Purchase Plan.
    10.4(6)    1994 Employee Stock Purchase Plan.
    10.5(1)    Second Amended and Restated Registration Rights Agreement dated
               June 3, 1993.
    10.6(4)    Form of Series B Preferred Stock and Warrant Purchase Agreement,
               dated September, 1998, and September 22, 1998, between the
               Company and the Series B Investors.
    10.7(4)    Form of Warrant to Purchase Common Stock between the Company and the Series B Investors.
    10.8(7)    Employment Agreement dated May 3, 1994 between Registrant and Mr.
               Charles E. Shalvoy.
    10.9(1)    Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.10(1)+  Coordinated Research Program Agreement dated October 14, 1988 and
               Amendment dated May 26, 1991 between the Registrant and
               Hewlett-Packard Company ("H-P"), as amended by the Agreement between Registrant and Hewlett-Packard Company dated June 2,
               1993.
    10.11(8)   Collaboration Agreement between Registrant and CTI dated
               September 19, 1995.
    10.12(8)   High Temperature Superconductor Thin-Film Manufacturing Alliance
               Agreement among Registrant, Superconductor Technologies, Inc.,
               Stanford University, Georgia Research Corporation,
               Microelectronic Control and Sensing Incorporated, IBIS, Focused
               Research and BDM Federal dated November 17, 1995.
    10.13(9)+  Superconducting Filter Technology Joint Development Agreement
               dated April 25, 1996 between the Registrant and Lucent
               Technologies Inc.
    10.14(4)   Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.
    10.15(4)   Amendment to Engagement Letter between the Company and Sutro and
               Co. Inc., dated September 2, 1998.
    10.16(4)   Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.
    10.17(4)   Master Lease Agreement between the Company and Leasing
               Technologies International, Inc., dated June 15, 1998.
    10.18(1)   Lease Agreement dated May 3, 1993 between the Registrant and
               Mozart-McKee Limited Partnership for Sunnyvale facilities.
    10.19(7)   Lease Agreement dated December 8, 1994 between Registrant and
               Mozart-McKee Limited Partnership for Sunnyvale facilities.
    10.20(7)   Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
    10.21(10)  Loan Modification Agreement dated June 30, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
    10.22(10)  Loan Modification Agreement dated November 12, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
    10.23(10)  Loan Modification Agreement dated December 23, 1997, between
               Registration and Silicon Valley Bank modifying the Business Loan
               Agreement dated August 15, 1994.
    10.24(11)  Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.



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

    10.33(14)+ License Agreement with General Dynamics, dated May 4, 1999.

    10.34(14)+ Cross-License, Supply and Training Agreement, dated May 4, 1999.

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

(14) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 17, 1999.



(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONDUCTUS, INC.



Dated:  August 13, 1999               /s/ Ron Wilderink
                                      -----------------------------------------

                                      Ron Wilderink, Vice President of Finance and Chief Financial Officer