Form 10-Q
period 1999-09-30
CONDUCTUS INC
filed 1999-11-12
CIK 884621

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (408) 523-9950
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                  ---    ---
As of October 29, 1999 there were 7,156,716 shares of the Registrant's Common stock outstanding.

                                 CONDUCTUS, INC.

                                    FORM 10-Q

                               September 30, 1999

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                      PAGE
Item 1:           FINANCIAL STATEMENTS..........................................................................1

                  Condensed Balance Sheets at September 30, 1999 and December 31, 1998..........................1

                  Condensed Statements of Operations for the Three Months and Nine
                  Months Ended September 30, 1999 and 1998......................................................2

                  Condensed Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and 1998...................................................................3

                  Notes to Condensed Financial Statements.......................................................4

Item 2 :          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........7

Item 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................12

PART II:          OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS............................................................................13

Item 2:           CHANGES IN SECURITIES........................................................................13

Item 3:           DEFAULT UPON SENIOR SECURITIES...............................................................13

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................13

Item 5:           OTHER INFORMATION............................................................................14

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K.............................................................15


                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS


                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   1999                 1998
                                                                              ---------------      ---------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents.............................................       $    182,612         $  1,547,169
   Short-term investments................................................                  -            1,341,014
   Accounts receivable ..................................................          2,736,452            1,109,794
   Inventories...........................................................            953,208              842,384
   Prepaid expenses and other current assets.............................            106,836              145,470
                                                                              ---------------       --------------
     Total current assets................................................          3,979,108            4,985,831
   Property and equipment, net...........................................          1,509,635            2,020,324
   Other assets..........................................................            253,413               28,800
                                                                              ---------------       --------------
     Total assets........................................................       $  5,742,156         $  7,034,955
                                                                              ===============       ==============

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................       $    780,814             $892,139
   Accounts payable......................................................            681,194              658,982
   Other accrued liabilities.............................................          1,372,286              778,758
                                                                              ---------------       --------------
     Total current liabilities...........................................          2,834,294            2,329,879
   Long-term debt, net of current portion................................            793,203            1,341,407
                                                                              ---------------       --------------
     Total liabilities...................................................          3,627,497            3,671,286
                                                                              ---------------       --------------

STOCKHOLDERS' EQUITY
Preferred stock..........................................................          5,736,124            5,683,461
Common stock.............................................................                716                  714
Additional paid-in capital...............................................         42,299,686           42,278,423
Accumulated deficit......................................................        (45,921,867)         (44,598,929)
                                                                              ---------------       --------------
     Total stockholders' equity..........................................          2,114,659            3,363,669
                                                                              ---------------       --------------
     Total liabilities and stockholders' equity..........................       $  5,742,156         $  7,034,955
                                                                              ===============       ==============


     The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------------------   --------------------------------
                                                     1999              1998             1999              1998
                                                --------------    --------------   --------------    --------------
Revenues:
  Product sales................................  $   195,900       $   186,312      $   735,070       $   623,675
  Contract.....................................      293,993         1,078,270        1,642,129         2,808,395
  License......................................       10,684                 -        5,010,684                 -
                                                --------------    --------------   --------------    --------------
     Total revenues............................      500,577         1,264,582        7,387,883         3,432,070
                                                --------------    --------------   --------------    --------------

Costs and expenses:
   Cost of product sales.......................      733,367           528,562        1,900,318         1,994,417
   Research and development....................      996,165         1,266,399        3,150,327         4,468,949
   Selling, general and administrative.........      963,078           812,565        3,073,445         2,777,036
                                                --------------    --------------   --------------    --------------
     Total costs and expenses..................    2,692,610         2,607,526        8,124,090         9,240,402
                                                --------------    --------------   --------------    --------------
Loss from operations...........................   (2,192,033)       (1,342,944)        (736,207)       (5,808,332)
Interest income................................       14,027            13,671           72,355            56,445
Interest expense...............................      (80,872)         (304,035)        (269,201)         (448,536)
Other income (expense), net....................       20,000                 -           22,504                 -
                                                --------------    --------------   --------------    --------------
     Loss before taxes.........................   (2,238,878)       (1,633,308)        (910,549)       (6,200,423)
Tax expense                                                -                 -           (1,350)                -
                                                --------------    --------------   --------------    --------------
     Net loss..................................   (2,238,878)       (1,633,308)        (911,899)       (6,200,423)
Preferred dividend.............................      (99,680)                -         (411,040)                -
                                                --------------    --------------   --------------    --------------
Net loss attributable to
   common stockholders.........................  $(2,338,558)      $(1,633,308)     $(1,322,939)     $ (6,200,423)
                                                ==============    ==============   ==============    ==============
Net loss per share:
   Basic and diluted...........................  $     (0.33)      $    $(0.23)     $     (0.19)     $      (0.88)
                                                ==============    ==============   ==============    ==============
Shares used in per share calculations:
   Basic and diluted...........................    7,156,716         7,117,000        7,149,792         7,077,000
                                                ==============    ==============   ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            -----------------------------
                                                                 1999           1998
                                                            -------------- --------------
Cash flows from operating activities:
   Net loss ..............................................   $  (911,899)   $(6,200,423)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization .........................       648,552        684,570
   Provision for excess and obsolete inventories .........       119,882         96,176
   Compensation associated with warrant grants ...........            --        146,575
   Release of allowance for doubtful accounts ............      (133,974)            --
(Increase), decrease in:
   Accounts receivable ...................................    (1,492,685)       739,811
   Inventories ...........................................      (230,705)      (358,428)
   Prepaid expenses and other current assets .............        38,635       (463,295)
   Other assets ..........................................       (63,740)       500,000
Increase, (decrease) in:
   Accounts payable and other accrued liabilities ........       225,701       (915,939)
                                                            -------------- --------------
       Net cash used in operating activities .............    (1,800,233)    (5,770,953)
                                                            -------------- --------------

Cash flows from investing activities:
   Maturities of short-term investments ..................     1,349,880        556,633
   Purchases of short-term investments ...................        (8,866)            --
   Acquisition of other assets ...........................       (75,000)
   Acquisition of property and equipment .................       (99,682)      (205,835)
                                                            -------------- --------------
       Net cash provided by investing activities .........     1,166,332        350,798
                                                            -------------- --------------

Cash flows from financing activities:
   Proceeds from borrowings ..............................            --      4,450,000
   Net proceeds from issuance of common stock ............        21,265        225,052
   Net proceeds from issuance of preferred stock .........            --      6,374,511
   Costs to register preferred stock .....................       (58,337)            --
   Principal repayments on long-term debt ................      (693,584)    (3,734,402)
                                                            -------------- --------------
       Net cash provided by (used in) financing activities      (730,656)     7,315,161
                                                            -------------- --------------
   Net increase (decrease) in cash and cash equivalents ..    (1,364,557)     1,895,006

Cash and cash equivalents at beginning of period .........     1,547,169      2,611,560
                                                            -------------- --------------
Cash and cash equivalents at end of period ...............   $   182,612    $ 4,506,566
                                                            ============== ==============

    The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

BASIC AND DILUTED LOSS PER SHARE:

         A reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                             -----------------------------       -----------------------------
                                                  1999           1998                 1999           1998
                                             -------------- --------------       -------------- --------------
Net loss attributable to common
  stockholders.........................       $ (2,338,558)  $ (1,633,308)        $ (1,322,939)  $ (6,200,423)
                                             ============== ==============       ============== ==============
Weighted average number of
  shares outstanding ...................         7,156,716      7,117,000            7,149,792      7,077,000
                                             -------------- --------------       -------------- --------------
Shares used in computing basic
  and diluted loss per share ...........         7,156,716      7,117,000            7,149,792      7,077,000
                                             -------------- --------------       -------------- --------------

Net loss per share:
  Basic and diluted....................       $      (0.33)  $      (0.23)        $      (0.19)  $      (0.88)
                                             ============== ==============       ============== ===============

         Common equivalent shares including common stock options and warrants that could have potentially diluted basic earnings per share that were not included in the computations of diluted loss per share because of anti-dilution were 2,710,374 and 2,592,335, respectively for the three and nine-month periods ended September 30, 1999, and 552,000 and 225,852, respectively for the three and nine-month periods ended September 30, 1998.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 2000. Conductus does not currently hold derivative instruments or engage in hedging activities.

2.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------      --------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on
       progress completed - not billed..................................    $     465,984        $    726,342
   Billed...............................................................          589,690             297,525
Commercial..............................................................          211,439             378,562
License fee.............................................................        1,575,000                   -
Allowance for doubtful accounts.........................................         (105,661)           (292,635)
                                                                            ---------------      --------------
                                                                            $   2,736,452        $  1,109,794


                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)


3.       INVENTORIES:

         Inventories, net, consist of the following:


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------      --------------
Raw materials...........................................................   $     370,812        $    441,130
Work in process.........................................................         569,864             198,341
Finished goods..........................................................         290,324             640,666
Allowance for excess and obsolete inventories...........................        (277,792)           (437,753)
                                                                           ---------------      --------------
                                                                           $     953,208        $    842,384
                                                                           ===============      ==============

4.       LONG TERM DEBT:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of September 30, 1999 and December 31, 1998 are as follows:


                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                           ---------------      --------------
Loan payable to leasing company.........................................   $    1,510,222       $   1,978,366
Bank equipment term loan payable........................................           63,795             255,180
                                                                           ---------------      --------------
     Total..............................................................        1,574,017           2,233,546
Less: current portion...................................................          780,814             892,139
                                                                           ---------------      --------------
     Long-term debt.....................................................   $      793,203       $   1,341,407
                                                                           ===============      ==============

         All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At September 30, 1999, Conductus was in compliance with all financial covenants.

5.       LICENSE AGREEMENT:

         On May 4, 1999, the Company entered into a definitive agreement with General Dynamics Information Systems, Inc. (GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology. Under the license agreement, GDIS purchased rights to Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. Government or state, local and foreign government markets, as defined. Under the license agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS will pay the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. The Company and GDIS also entered into a Cross-License, Supply and Training Agreement under which the Company and GDIS agreed to cross-license any updates to the licensed technology developed by either party. Additionally, the Company will provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, Conductus recognized revenues of $5,000,000 during the quarter ended June 30, 1999, which represented 68% of total revenues for the nine-month period ended September 30, 1999.

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

OVERVIEW

         We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of September 30, 1999, we had accumulated losses of approximately $45,922,000 and we expect to incur significant additional losses during the remainder of 1999. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

         Total revenues decreased by 60% to $501,000 for the quarter ended September 30, 1999 from $1,265,000 in the comparable period of 1998. Revenues for the nine months ended September 30, 1999 were $7,388,000, which represents an increase of 115% over the comparable period of 1998.

         Revenue under U.S. government research and development contracts represented approximately 59% and 22%, respectively of total revenue for the three month and nine month periods ended September 30, 1999 compared to 85% and 82% for the comparable periods of 1998. The decrease in contract revenues as a percent of total revenues was primarily due to the impact of the license revenues on total revenue and, to a lessor extent, a reduction of contract revenues during the comparison periods. Contract revenues decreased by 73% to $294,000 and by 42% to $1,642,000, respectively for the three and nine-month periods ended September 30, 1999 from the comparable periods of 1998. This decrease is primarily attributable to the completion of several government contracts. We have submitted, or are in the process of preparing, several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted or are in preparation, however we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

         Product revenues for the three months ended September 30, 1999 increased by 5% to $196,000 from $186,000 in the comparable period of 1998. This increase is primarily due to an increase of 264% in revenues from the Company's wireless telecommunications products partially offset by a decrease of 100% in revenue from the sale of the Company's government wireless products. For the nine months ended September 30, 1999, product revenues increased by 18% to $735,000 from $624,000 in the comparable period of 1998. This increase in product revenues was primarily the result of an increase of 260% in revenue from the sale of the Company's wireless telecommunications products during the comparison periods partially offset by a decrease of 38% in revenue from sales of the Company's government wireless products.

         Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $733,000 for the quarter ended September 30, 1999 compared to $529,000 for the comparable period of 1998. For the nine months ended September 30, 1999, cost of product sales was $1,900,000 compared to $1,994,000 for the comparable period of 1998. The increase in cost of product sales for the quarter ended September 30, 1999 from the comparable period of the prior year was primarily the result of higher overhead costs related to the increases in manufacturing infrastructure to support growth in the sales of the Company's wireless telecommunications products. The decrease in cost of product sales for the nine month period ended September 30, 1999 from the comparable period of the prior year was primarily the result of a decrease in the sales of the Company's government wireless products partially offset by an increase in the sale of the Company's commercial wireless telecommunications.

         Research and development includes both externally and internally funded projects. Research and development expenses were $996,000 in the quarter ended September 30, 1999 compared to $1,266,000 in the comparable period of the prior year. For the nine-month period ended September 30, 1999, research and development expenses were $3,150,000 compared to $4,469,000 in the first nine months of 1998. Research and development, as a percentage of revenue, represented 199% and 43%, respectively for the three and nine month periods ended September 30, 1999. This compares to research and development expenses 100% and 130% as a percentage of revenue for the comparable periods of 1998. The decrease in research and development expense was primarily attributable to a decrease in contract activities during the comparison periods. The increase in research and development expenses as a percentage of revenues for the three month period ended September 30, 1999 was primarily the due to the impact of the decreased levels of revenues in the quarter ended September 30, 1999 as well as the impact of the overall decrease in contract activities during the comparison periods. The decrease in research and development expenses as a percentage of revenues for the nine month period ended September 30, 1999 was primarily the due to the impact of the relatively higher level of revenue resulting from the $5.0 million license revenue recorded in nine month period ended September 30, 1999 and, to a lessor extent, the decrease in the level of research and development expenses related to the relatively lower contract activities. Although spending on internal research and development has decreased from the prior year, we expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses during the remainder of 1999.

         Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $963,000 and $813,000 in the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, selling, general and administrative expenses were $3,073,000 and $2,777,000, respectively. The increase in spending during the comparison periods was primarily due to increases in legal, consulting and other charges during the second and third quarters of 1999. As we continue to focus on the expansion of the wireless products business, we expect sales and marketing expenses to increase during 1999 as compared to 1998 to the extent we increase sales of commercial products, particularly in the communications markets.

         Interest and other expense, net was $47,000 and $290,000 for the three-month periods ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, Interest and other expense, net was $174,000 and $392,000, respectively. The 1999 interest charges related primarily to our loan from a leasing company as well as our bank term loan. The decrease in interest and other expense, net was primarily related to the impact of interest charges recorded in the third quarter of 1998 related to the financing completed during the period.

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

         - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

         -    $20,989,000 raised in private placement financings,

         -    $45,613,000 from U.S. government contracts,

         - $1,574,000 in outstanding borrowings under various lease and bank loan arrangements, and

         -    $3,856,000 in interest income.

         As of September 30, 1999 our aggregate cash, cash equivalents and short term investments totaled $183,000. Additionally, we have a bank line of credit facility under which we may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables. As of September 30, 1999, the total amount outstanding under the bank line of credit facility was $64,000 and no additional amount was available under the line.

         Under the equipment lease, we could finance up to a total of $1,000,000 of future equipment acquisitions. The balance outstanding under the equipment line as of September 30, 1999 was $180,000. This equipment lease line expired at the close of business on September 30, 1999. We anticipate that we will enter into a new equipment lease line to support projected capital equipment requirements in the future, however we can give you no assurance that a lease line will be available on acceptable terms or at all.

         Net cash used in operations was $1,800,000 during the nine months ended September 30, 1999. Net cash used in operations was primarily the result of net losses recorded during the period of $912,000 as well as an increase in net assets of $963,000 during the period. We anticipate that we will incur significant additional net losses during the remainder of 1999 and anticipate that our accounts receivable and inventories may increase as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during the remainder of 1999.

         Net cash provided by investing activities was $1,166,000 during the nine months ended September 30, 1999. The balance was primarily related to the proceeds from sales of short-term investments during the period partially offset by investments in additional property and equipment.

         Net cash used in financing activities was $731,000 during the nine months ended September 30, 1999. This usage was primarily related to principal payments under capital loans payable and an equipment term loan.

         We anticipate total capital expenditures of less than $100,000 during the remainder of 1999, which will be funded primarily from available cash or the bank line of credit.

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

         As discussed in Note 5 of the Notes to Condensed Financial Statements, the Company entered into a definitive agreement with General Dynamics Information Systems, Inc. (GDIS) to license its high temperature superconductive (HTS) electronics and cryoelectronics technology on May 4, 1999. Under the license agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS will pay the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. As of September 30, 1999, the outstanding balance of the receivable from General Dynamics was $1,575,000.

         We are currently seeking to complete a private placement of shares of our preferred stock to fund our working capital requirements. There can be no assurance that we will successfully complete the financing on commercially reasonable terms, or at all, that the financing will provide us with sufficient liquidity, or that the financing will not have a significant dilutive effect on existing investors. Failure to successfully complete the financing on a timely basis will have a material adverse effect on Conductus. Among other things, we may have to further scale back our operations, or seek equity capital from alternative sources on less attractive terms. Additionally, we may be unable to repay our debts as they come due or we may have to take other action.

         Conductus anticipates that its existing available cash, together with the planned net proceeds from the private placement and other sources of liquidity, and anticipated revenue, primarily from government contracts, should be adequate to fund our operations for at least the next twelve months. There can be no assurance, however, that changes in our plans or other events affecting us will not result in the expenditure of such resources before such time.

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

         SALES, MANUFACTURING AND FINANCE INFORMATION SYSTEMS. We are currently in the fourth phase of our compliance project. Our vendors have confirmed that the versions of software currently in use are year 2000 compliant. We are in the process on final testing and implementation of upgrades and anticipate we will be completed by the end of November 1999. We do not anticipate incurring any material expenses to complete our tests on these systems.

         NETWORK HARDWARE, SOFTWARE AND DESKTOP WORKSTATIONS. We are completing phase four and are in the process of upgrading all non-compliant hardware and software. We estimate that all non-compliant hardware and software will be replaced by the end of November 1999 and we estimate that we will not be required to spend any significant additional funds to complete the implementation.

         PRODUCTS WE HAVE SOLD. Our completed assessment indicates that these products are year 2000 compliant. We do not anticipate incurring any material expenses related to products we have sold or to any current product designs.

         FABRICATION AND MANUFACTURING EQUIPMENT. We are completing phase four and are completing the review of remedies and contingency plans. We expect to complete phase four by the end of November 1999.

         We are in the process of completing formal communications with our significant suppliers and large customers to determine the extent to which we are vulnerable to their failure to fix their own year 2000 problems. We cannot assure you that the systems of other companies on which our systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not harm us.

         Based on the current status of the year 2000 compliance project, we do not believe we will be required to expend material additional funds to complete final implementation or review. However, as our year 2000 compliance project continues, we (a) may discover additional year 2000 problems, (b) may not be able to develop, implement, or test remedies or contingency plans, or
(c) may find that the costs of these activities exceed current expectations and become material. These contingencies could force us to spend additional time and money to avoid potential year 2000 problems.

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

ITEM 1:  LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2:  CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3:  DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on August 19, 1999.

         (a) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

              John F. Shoch, Ph.D.
              Charles E. Shalvoy
              Martin Cooper
              Robert M. Janowiak
              Martin J. Kaplan

         (b) Other matters voted upon at the stockholders meeting were:

              Proposal No. 2, Approval of Amendment to and restatement of the
                              Company's restated certificate of incorporation;

              Proposal No. 3, Approval of Amendment to the Company's 1992 Stock
                              Option / Stock Issuance Plan;

              Proposal No. 4, Approval of Amendment to the Company's Employee
                              Stock Purchase Plan;

              Proposal No. 5, Ratification of the selection of
                              PricewaterhouseCoopers LLP as the Company's
                              Independent Accountants for the year ended
                              December 31, 1999.

         Shares of Common Stock and Preferred Stock voted as follows:

        Proposal No. 1
        (Election of Board of Directors)


                                                                   Total Vote
                                                 Total Vote         Withheld
                                                  For each          From Each
                                                  Director          Director
                                              ---------------   ---------------
        John F. Shoch, Ph.D.                       7,146,073           187,388
        Charles E. Shalvoy                         7,146,073           187,388
        Martin Cooper                              7,142,270           191,191
        Robert M. Janowiak                         7,143,770           189,691
        Martin J. Kaplan                           7,146,270           187,191



                                                    For              Against         Abstain          Non Vote
                                               ---------------  ---------------  ---------------  ---------------
        Proposal No. 2
        (Approval of Amendment
        And restatement of the
        Company's restated certificate
        of incorporation)                           4,556,460         435,524           10,100         2,331,377

        Proposal No. 3
        (Approval of Amendment to
        the Company's 1992 Stock
        Option / Stock Issuance Plan)               4,331,890         603,551            29,650        2,368,370

        Proposal No. 4
        (Approval of Amendment to the
        Company's Employee Stock
        Purchase Plan)                              4,662,580         288,961            13,550        2,368,370

        Proposal No. 5
        (Ratification of the selection of
        PricewaterhouseCoopers LLP
        as the Company's Independent
        Accountants for the year ended
        December 31, 1999)                          7,298,425          29,836             5,200                 0



ITEM 5:  OTHER INFORMATION

         Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq SmallCap Market trading system. In November 1998, Nasdaq informed us that, on the basis of our Quarterly Report on Form 10-Q for the quarter ending September 30, 1998, our net tangible assets had fallen below the level required for continued listing of our common stock on the Nasdaq National Market trading system. Subsequently, we submitted information to Nasdaq regarding our anticipated future net tangible assets and certain financing plans. Based on this submission, we applied to have our common stock listed on the Nasdaq SmallCap Market. Pending approval of our application, our common stock began trading on the Nasdaq SmallCap Market. Nasdaq informed us that our application to be listed on the Nasdaq SmallCap Market had been denied. We requested an oral hearing on the subject, which was held on May 13, 1999, and delisting of our common stock was stayed pending the results of this hearing. In July 1999, we were informed that were granted a temporary exception from the net tangible assets requirement subject to meeting certain conditions. The terms of the exception required that our net tangible assets, as reflected in our Quarterly Report on Form 10-Q for the quarter ending June 30, 1999, exceed $3.5 million. Pursuant to the terms of the exception that was granted, our common stock symbol was changed and began trading under the symbol CDTSC.

         On August 20, 1999, the Nasdaq Listing Qualifications Panel notified us that we had submitted the required filing evidencing compliance with the terms of the exceptions and, therefore, continued listing on the Nasdaq SmallCap Market was approved. Additionally, the hearing file was closed and effective Tuesday, August 24, 1999, the Company's trading symbol was returned to CDTS.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                                 DESCRIPTION
-------------   ------------------------------------------------------------------------
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

                                       15

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

                                       CONDUCTUS, INC.



Dated:  November 12, 1999              /s/ Ron Wilderink
                                       ---------------------------------------

                                       Ron Wilderink, Vice President of Finance and Chief Financial Officer