Form 10-Q/A
period 1998-09-30
CONDUCTUS INC
filed 2000-03-30
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-Q/A/2

(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                     OR

[ X ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

Commission file number  0-11915


                                 CONDUCTUS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  77-0162388
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                                969 W. MAUDE AVE.
                               SUNNYVALE, CA 94086
                    (Address of principal executive offices)
                                   (Zip Code)

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


     As of November 10, 1998 there were 7,126,349 shares of the Registrants Common stock outstanding.


                              REASON FOR AMENDMENT

         The Company has restated its financial statements as of and for the quarterly period ended September 30, 1998 to account for the mandatory redemption features of the Series B convertible preferred stock. See Note 6 to the Financial Statements.

                                 CONDUCTUS, INC.

                                  Form 10-Q/A/2


                               September 30, 1998


                                       Index

PART I :     FINANCIAL INFORMATION................................................................................3
             Item 1 : FINANCIAL STATEMENTS........................................................................3
             Condensed Balance Sheets at September 30, 1998 and December 31, 1997.................................3
             Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997...4
             Condensed statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997.............5
             Notes to Condensed Financial Statements..............................................................6
                  .................................................................................................


PART II : OTHER INFORMATION......................................................................................11
          Item 6 : EXHIBITS AND REPORTS ON FORM 8-K..............................................................11

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                CONDUCTUS, INC.
                           CONDENSED BALANCE SHEETS

                                                               SEPTEMBER 30,                     DECEMBER 31,
                                                                    1998                             1997
                                                                -----------                      -----------
                                                             (Restated-Note 6)
                                                                (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                        $4,506,566                       $2,111,560
Restricted cash                                                      -                               500,000
Short-term investments                                               -                               556,633
Accounts receivable, net                                          1,315,444                        2,055,255
Inventories, net                                                    872,619                          610,367
Prepaid and other assets                                            108,270                          139,479
                                                                -----------                      -----------
Total current assets                                              6,802,899                        5,973,294
                                                                -----------                      -----------
 Property, plant and equipment, net                               2,221,859                        2,700,594

Other assets                                                         82,266                           87,762
                                                                -----------                      -----------
Total assets                                                     $9,107,024                       $8,761,650
                                                                ===========                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                   $822,178                       $1,539,590
Other accrued liabilities                                           865,194                        1,063,721
Current portion of long-term debt                                   978,625                        1,547,507
                                                                -----------                      -----------
Total current liabilities                                         2,665,997                        4,150,818
Long-term debt, net of current portion                            1,559,626                          309,681
                                                                -----------                      -----------
Total liabilities                                                 4,225,623                        4,460,499
                                                                -----------                      -----------
Redeemable Preferred Stock:
Preferred Stock (Restated-Note 6)                                 6,374,511                                0
Stockholders' equity:
Common stock                                                            728                              702
Additional paid-in capital                                       41,476,772                       41,070,636
Accumulated deficit                                             (42,970,610)                     (36,770,187)
                                                                -----------                      -----------
Total stockholders' equity                                       (1,493,110)                       4,301,151
                                                                -----------                      -----------
Total liabilities and stockholders' equity                       $9,107,024                       $8,761,650
                                                                ===========                      ===========


                              See accompanying notes.

                               CONDUCTUS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------          ----------------------------------
                                                       1998                    1997                  1998                 1997
                                                   -----------            ------------          ------------          ------------
REVENUES:

Contract                                           $ 1,078,270             $ 1,723,182           $ 2,808,395           $ 5,834,080

Product                                                186,312                 148,560               623,675             1,662,605
                                                   -----------            ------------          ------------          ------------
Total revenues                                       1,264,582               1,871,742             3,432,070             7,496,685

OPERATING EXPENSES:

Cost of product                                        528,562                 400,386             1,994,417             1,899,203

Research and development                             1,266,399               2,021,099             4,468,949             7,679,545

Selling, general & administrative                      812,565               1,026,167             2,777,036             3,172,178

Gain on product line disposals                            -                    (93,135)                  -                 (93,135)

Writedown of property, plant, & equipment                 -                        -                     -                 100,000
                                                                                                                      ------------

Total operating expenses                             2,607,526               3,354,517             9,240,402            12,757,791
                                                   -----------            ------------          ------------          ------------

Loss from operations                                (1,342,944)             (1,482,775)           (5,808,332)           (5,261,106)

Interest income                                         13,671                  50,828                56,445               226,981
Other income (expense)                                   -                     (37,835)                  -                 (63,228)
Interest expense                                      (304,035)                (20,728)             (448,535)             (145,787)
                                                   -----------            ------------          ------------          ------------

Net loss                                           $(1,633,308)           $ (1,490,510)         $ (6,200,423)         $ (5,243,140)
                                                   ===========            ============          ============          ============

Net loss per basic and diluted common share            $ (0.23)                $ (0.22)              $ (0.88)              $ (0.77)
                                                   ===========            ============          ============          ============

Shares used in computing per share amounts           7,117,000               6,901,000             7,077,000             6,853,000
                                                   ===========            ============          ============          ============

                             See accompanying notes.

                                CONDUCTUS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED

                                                                                       SEPTEMBER 30,
                                                                               1998                     1997
                                                                           ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (6,200,423)           $ (5,243,140)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                              684,570                 601,298
     Provision for excess and obsolete inventory                                 96,176                    -
     Compensation associated with warrant grants                                146,575                    -
Changes in:
     Accounts receivable                                                        739,811               1,713,686
     Inventories                                                               (358,428)                679,594
     Prepaid and other assets                                                    36,705                 123,729
     Accounts payable and other accrued liabilities                            (915,939)               (424,386)
                                                                           ------------            ------------
Net cash used in operating activities                                        (5,770,953)             (2,549,219)
                                                                           ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of short-term investments                              556,633              20,625,154
     Purchases of short-term investments                                           -                (17,455,532)
     Acquisition of property and equipment                                     (205,835)               (652,910)
     Net book value of assets sold                                                 -                    168,734
                                                                           ------------            ------------
Net cash provided by investing activities                                       350,798               2,685,446
                                                                           ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from borrowings                                             4,450,000                 410,133
     Net proceeds from issuance of preferred stock                            6,374,511                   -
     Net proceeds from issuance of common stock                                 225,052                 290,521
     Principal payments on long-term debt                                    (3,734,402)               (879,895)
                                                                           ------------            ------------
Net cash provided by (used in) financing activities                           7,315,161                (179,241)
                                                                           ------------            ------------
Net increase (decrease) in cash and cash equivalents                          1,895,006                 (43,014)
Cash and cash equivalents at beginning of period                              2,611,560               1,119,991
                                                                           ------------            ------------
Cash and cash equivalents at end of period                                   $4,506,566              $1,076,977
                                                                           ============            ============

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

         BASIC AND DILUTED LOSS PER SHARE:

              In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share", a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

     -----------------------------------------------------------------------------------------------------------------
                                                        Three months ended                    Nine months ended
                                                            September 30,                       September 30,
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
                                                       1998             1997             1998             1997
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
          Numerator -- basic and diluted EPS:
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
               Net loss                            $ (1,633,308)    $ (1,490,510)    $ (6,200,423)    $ (5,243,140)
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
          Denominator -- basic and diluted EPS:
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
               Common Stock outstanding               7,117,000        6,901,000        7,077,000        6,853,000
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
          Basic loss per share                           $(0.23)          $(0.22)          $(0.88)          $(0.77)
                                                         =======          =======          =======          =======
     -------------------------------------------- ---------------- ---------------- --------------- ------------------
          Diluted loss per share                         $(0.23)          $(0.22)          $(0.88)          $(0.77)
                                                         =======          =======          =======          =======
     -------------------------------------------- ---------------- ---------------- --------------- ------------------

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

2. ACCOUNTS RECEIVABLE :

Accounts receivable, net, consist of the following:

                                            September 30, 1998             December 31, 1997
                                            ------------------             -----------------
U. S. government contracts:
     Unbilled                                   $ 358,925                     $1,146,283
     Billed                                       991,565                        793,382
Commercial                                        257,589                        363,822
Reserves                                         (292,635)                      (248,232)
                                               ----------                     ----------
                                               $1,315,444                     $2,055,255
                                               ==========                     ==========

3.  INVENTORIES:

Inventories, net, consist of the following:

                                            September 30, 1998             December 31, 1997
                                            ------------------             -----------------
Raw materials and purchased parts               $ 441,459                     $ 293,336
Work in process                                   315,940                       366,550
Finished goods                                    526,741                       231,326
Reserves                                         (411,521)                     (280,845)
                                                ---------                     ---------
                                                $ 872,619                     $ 610,367
                                                =========                     =========

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

              The note payable from a leasing company is collateralized by the Company's property, plant and equipment. The effective interest rate is 13.98% and there are certain reporting and financial covenants which the Company is required to satisfy. At September 30, 1998 the Company was in compliance with these covenants, the balance outstanding was $2,241,624, and there were no further amounts available on this facility.

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

6.  EFFECTS OF RESTATEMENTS:


     As described in Note 5, the Company issued 2,461,227 shares of Series B convertible preferred stock on September 11, 1998 and September 22, 1998.

     The Series B convertible preferred stock is subject to redemption requirements that are outside of the control of the Company under certain limited circumstances as defined in the Series B certificate of designation. Those circumstances include a change in control of the Company in which 50% or more of the voting power of the Company is disposed of or a sale of all or substantially all of the assets of the Company. The holders of Series B convertible preferred stock are entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to $2.70 plus any unpaid dividends for each share of Series B convertible preferred stock.

     Although the Company believes that the likelihood of redemption occurring is remote, it has restated its financial statements at and for the three-month period ended September 30, 1998 to account for the redemption features of the Series B convertible preferred stock. The carrying value of the Series B convertible preferred stock, which was previously presented as a component of stockholders' equity, has been reclassified outside of stockholders' equity at September 30, 1998.

     The restatement of the financial statements at September 30, 1998 and for the three-month period then ended, for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at September 30, 1998, as previously reported and as restated, are as follows:

                                                                         September 30, 1998
                                                                         ------------------
Redeemable equity - previously reported                                         $     --
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                   6,374,511
                                                                               -----------
As restated                                                                     $6,374,511
                                                                               -----------

Stockholders' equity - previously reported                                      $4,881,401
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                  (6,374,511)
                                                                               -----------
As restated                                                                    ($1,493,110)
                                                                               -----------

PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

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

                                           CONDUCTUS, INC.


Dated: March 29, 2000                      /S/ Ron Wilderink
                                           -----------------
                                           Ron Wilderink, Vice President of
                                           Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibits
--------
3.01*         Certificate of Designation of Series B Preferred Stock.

10.01*        Master Loan and Security Agreement between the Company and
              Transamerica Business Credit Corporation dated June 26, 1998.

10.02*        Stock Subscription Warrant Agreement between the Company and
              Transamerica Business Credit Corporation dated June 26, 1998.

10.03*        Master Lease Agreement between the Company and Leasing
              Technologies International, Inc. dated June 15, 1998.

10.04*        Engagement Letter between the Company and Sutro and Co. Inc. dated
              March 24, 1998.

10.05*        Amendment to Engagement Letter between the Company and Sutro and
              Co. Inc. dated September 02, 1998.

10.06*        Engagement Letter between the Company and Davenport and Co. dated
              September 02, 1998.

10.07* Form of Series B Preferred Stock and Warrant Purchase Agreement dated September 11, 1998 and September 22, 1998, between the
              Company and Series B Investors.

10.08*        Form of Warrant to Purchase Common Stock between the Company and
              Series B Investors.

27.01         Restated Financial Data Schedule.

99.01*        Text of Press Release dated November 10, 1998.

------------------------------

* Previously filed.