Form 10-K/A
period 1998-12-31
CONDUCTUS INC
filed 2000-03-30
CIK 884621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------
                                   FORM 10-K/A
  (Mark One)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER: 0-11915
                        --------------------------------

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

                        --------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

(1) Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders scheduled to be held on May 27, 1999, are incorporated by reference into Part III.

                            REASON FOR THE AMENDMENT

       The company has restated its 1998 financial statements to account for the mandatory redemption features of the Series B convertible preferred stock. See note 17 to the Consolidated Financial Statements.

================================================================================

                                   FORM 10K/A

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
PART II.................................................................................................       1

     ITEM 6.  SELECTED FINANCIAL DATA...................................................................       1
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................       2

PART IV.................................................................................................       3

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........................       3

                                     PART II


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

                                                                        YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------------
                                                         1994         1995        1996        1997        1998
                                                      ------------ ----------- ----------- ------------ -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
   Contract.........................................  $    7,048   $   8,148   $   9,691   $    7,266    $    3,698
   Product sales....................................       1,588       2,434       2,852        2,188           991
                                                      ------------ ----------- ----------- ------------------------
     Total revenues                                   $    8,636   $  10,582   $  12,543   $    9,454    $    4,689
                                                      ============ =========== =========== ============= ==========

Loss from operations................................  $   (4,876)  $  (4,423)  $  (5,109)  $   (7,499)   $   (7,132)
                                                      ============ =========== =========== ============= ==========
Net loss attributable to common shareholders........  $   (4,544)  $  (4,422)  $  (5,004)  $   (7,543)   $   (7,829)
                                                      ============ =========== =========== ============= ==========
Basic and diluted net loss per common share
   attributable to common shareholders..............  $    (0.85)  $   (0.80)  $   (0.80)  $    (1.09)   $    (1.10)
                                                      ============ =========== =========== ============= ==========
Shares used in per share calculations...............       5,323       5,543       6,263        6,897         7,088
                                                      ============ =========== =========== ============= ==========

                                                                              DECEMBER 31,
                                                      -------------------------------------------------------------
                                                          1994        1995         1996         1997         1998
                                                      ------------ ----------- ----------- ------------ -----------
                                                                             (IN THOUSANDS)
Balance Sheet Data:
   Working capital.................................   $    7,076   $   4,287    $  9,135   $    1,822     $   2,656
   Total assets....................................       12,541      10,128      16,081        8,762         7,035
   Long-term debt, less current portion............          533       1,146       1,022          310         1,341
   Total liabilities,  redeemable equity...........        3,012       4,315       4,898        4,460         9,355
   Stockholders' equity (deficit)..................        9,529       5,814      11,183        4,301        (2,320)

---------------------------

The above "basic and diluted loss per common share" and "shares used in per share calculations" information was computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements.

Preferred stock with mandatory redemption provisions and stockholders' equity at December 31, 1998 have been restated as discussed in Note 17 of Notes to Financial Statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements of the Registrant and auditor's report are included in pages 7-27:

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

       Notes to Financial Statements

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                             PAGE
                                                                                                            NUMBER
   1. Financial Statements
      Report of Independent Accountants..................................................................        7
      Balance Sheets--as of December 31, 1997 and 1998....................................................       8
      Statements of Operations and Comprehensive Loss--years ended December 31, 1996, 1997 and 1998.......       9
      Statements of Stockholders' Equity and Redeemable Preferred Stock--years ended December 31, 1996,
      1997 and 1998......................................................................................       10
      Statements of Cash Flows--years ended December 31, 1996, 1997 and 1998..............................      11
      Notes to Financial Statements......................................................................       12
   2. Financial Statement Schedule
      Report of Independent Accountants..................................................................      S-1
      Schedule II--Valuation and Qualifying Accounts......................................................     S-2
   3. See Exhibits

 EXHIBIT NO                                                DESCRIPTION
   2.1(1)     Stock Exchange Agreement dated as of May 28, 1993, between the
              Company and Tristan Technologies, Inc.
   3.1(2)     Restated Certificate of Incorporation.
   3.2(3)     Restated Bylaws.
   3.3(4)     Certificate of Designation of Series B Preferred Stock.
   4.1(5)     Stockholder Rights Plan.
  10.1(1)     1987 Stock Option Plan.
  10.2(1)     Amended 1989 Stock Option Plan.
  10.3(6)     1992 Stock Option/Stock Purchase Plan.
  10.4(7)     1994 Employee Stock Purchase Plan.
  10.5(1)     Second Amended and Restated Registration Rights Agreement dated
              June 3, 1993.
  10.6(4)     Form of Series B Preferred Stock and Warrant Purchase Agreement,
              dated September, 1998, and September 22, 1998, between the Company and Series B Investors.
  10.7(4)     Form of Warrant to Purchase Common Stock between the Company and
              Series B Investors.
  10.8(8)     Employment Agreement dated May 3, 1994 between Registrant and Mr.
              Charles E. Shalvoy.
  10.9(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
  10.10(1)+   Coordinated Research Program Agreement dated October 14, 1988 and
              Amendment dated May 26, 1991 between the Registrant and Hewlett-
              Packard Company ("H-P"), as amended by the Agreement between
              Registrant and Hewlett-Packard Company dated June 2, 1993.
  10.11(9)    Collaboration Agreement between Registrant and CTI dated September
              19, 1995.
  10.12(9)    High Temperature Superconductor Thin-Film Manufacturing Alliance
              Agreement among Registrant, Superconductor Technologies, Inc.,
              Stanford University, Georgia Research Corporation, Microelectronic
              Control and Sensing Incorporated, IBIS, Focused Research and BDM
              Federal dated November 17, 1995.
  10.13(10)+  Superconducting Filter Technology Joint Development Agreement
              dated April 25, 1996 between the Registrant and Lucent
              Technologies Inc.
  10.14(4)    Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.
  10.15(4)    Amendment to Engagement Letter between the Company and Sutro and
              Co. Inc., dated September 2, 1998.
  10.16(4)    Engagement Letter between the Company and Davenport and Co., dated
              September 2, 1998.
  10.17(4)    Master Lease Agreement between the Company and Leasing
              Technologies International, Inc., dated June 15, 1998.



  10.18(1)    Lease Agreement dated May 3, 1993 between the Registrant and
              Mozart-McKee Limited Partnership for Sunnyvale facilities.
  10.19(8)    Lease Agreement dated December 8, 1994 between Registrant and
              Mozart-McKee Limited Partnership for Sunnyvale facilities.
  10.20(8)    Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.21(11)   Loan Modification Agreement dated June 30, 1997, between
              Registration and Silicon Valley Bank modifying the Business Loan
              Agreement dated August 15, 1994.
  10.22(11)   Loan Modification Agreement dated November 12, 1997, between
              Registration and Silicon Valley Bank modifying the Business Loan
              Agreement dated August 15, 1994.
  10.23(11)   Loan Modification Agreement dated December 23, 1997, between
              Registration and Silicon Valley Bank modifying the Business Loan
              Agreement dated August 15, 1994.
  10.24(12)   Business Loan Agreement dated March 8, 1996 between Registrant and
              Silicon Valley Bank for working capital credit facility and term loan facility.
  10.25(13)   Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.26(4)+   Master Loan and Security Agreement between the Company and
              Transamerica Business Credit Corporation, dated June 26, 1998.
  10.27(4)    Stock Subscription Warrant Agreement between the Company and
              Transamerica Business Credit Corporation, dated June 26, 1998.
  10.28(14)   Silicon Valley Bank Loan Agreement.
  10.29(14)   Collateral Assignment, Patent Mortgage and Security Agreement
              between the Company and Silicon Valley Bank.
  10.30(11)+  Asset Purchase Agreement dated July 9, 1997 between Registrant and
              Bruker Instruments, Inc. for sale of assets of Registrant's NMR
              Probe business.
  10.31(11)   Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
  10.32(11)   Asset Purchase Agreement dated September 3, 1997, between
              Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
  23.1        Consent of Independent Accountants
  24.1*       Power of Attorney
  27.1        Restated Financial Data Schedule.

--------------------------
*    Previously filed.
+ Confidential treatment granted or requested as to certain portions of these exhibits.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

(2) Incorporated herein by reference to the Company's 1993 Annual Report on Form 10-K.

(3) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the SEC on January 22, 1998.

(4) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on November 16, 1998.

(5) Incorporated herein by reference to the Company's Registration Statement on Form 8-A (Number 000-19915), filed with the SEC on January 29, 1998.

(6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Number 333-41099), filed with the SEC on November 26, 1997.

(7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Number 033-82454), filed with the SEC on August 5, 1994.

(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.

(9) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 15, 1996, as amended.

(11) Incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K.

(12) Incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K.

(13) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                      CONDUCTUS, INC.



                                      By:    /s/  RON WILDERINK
                                         --------------------------------------
                                            Ron Wilderink, Vice President of
                                            Finance and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Conductus, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders' equity and redeemable preferred stock and of cash flows, after the restatement described in Note 17, present fairly, in all material respects, the financial position of Conductus, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Conductus' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

As discussed in Note 17, the Company has restated its 1998 financial statements to reclassify the presentation of preferred stock.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, CA

February 19, 1999, except as to Note 17, which is as of February 15, 2000

                                 CONDUCTUS, INC.

                                 BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                             -----------------------------------------
                                                                                   1997                  1998
                                                                             ------------------  ---------------------
                                                                                                 (Restated-Note 17)
ASSETS
Current assets:
   Cash and cash equivalents.............................................    $     2,111,560     $     1,547,169
   Restricted cash equivalent............................................            500,000                  --
   Short-term investments................................................            556,633           1,341,014
   Accounts receivable (net of allowance for doubtful accounts of $248,232
     and $292,635 for 1997 and 1998).....................................          2,055,255           1,109,794
   Inventories...........................................................            610,367             842,384
   Prepaid expenses and other current assets.............................            139,479             145,470
                                                                             ------------------  ---------------------

     Total current assets................................................          5,973,294           4,985,831
   Property and equipment, net...........................................          2,700,594           2,020,324
   Other assets..........................................................             87,762              28,800
                                                                             ==================  =====================

     Total assets........................................................    $     8,761,650     $     7,034,955
                                                                             ==================  =====================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $     1,547,507     $       892,139
   Accounts payable......................................................          1,539,590             658,982
   Other accrued liabilities.............................................          1,063,721             778,758
                                                                             ------------------  ---------------------

     Total current liabilities...........................................          4,150,818           2,329,879
   Long-term debt, net of current portion................................            309,681           1,341,407
                                                                             ------------------  ---------------------

     Total liabilities...................................................          4,460,499           3,671,286
                                                                             ------------------  ---------------------

Commitments (Note 10)

REDEEMABLE PREFERRED STOCK Preferred stock, no par value:
   Authorized:  5,000,000 shares
   Series B, no par value; Designated:  4,500,000; Issued and outstanding:
     none in 1997, 2,461,227 in 1998 (Liquidation value: $6,762,065 at
     December 31, 1998)..................................................                 --           5,683,461

STOCKHOLDERS' EQUITY (DEFICIT) Common stock, $0.0001 par value:
   Authorized:  20,000,000 shares;
   Issued:  7,013,062 and 7,144,120 in 1997 and 1998 Outstanding:
     7,004,095 and 7,144,120 in 1997 and 1998............................                702                 714
Additional paid-in capital...............................................         41,070,636          42,278,423
Accumulated deficit......................................................        (36,770,187)        (44,598,929)
                                                                             ------------------  ---------------------

     Total stockholders' equity (deficit)................................          4,301,151          (2,319,792)
                                                                             ==================  =====================

     Total liabilities, redeemable equity and stockholders' equity (deficit) $     8,761,650     $     7,034,955
                                                                             ==================  =====================

    The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1996              1997               1998
                                                               ----------------  ----------------   ----------------
Revenues:
Contract...................................................    $   9,690,989     $   7,266,157      $   3,698,049
   Product sales...........................................        2,851,682         2,187,383            990,737
                                                               ----------------  ----------------   ----------------

     Total revenues........................................       12,542,671         9,453,540          4,688,786
                                                               ----------------  ----------------   ----------------

Costs and expenses:
   Cost of product sales...................................        1,823,622         1,845,413          2,684,994
   Research and development................................       11,773,587        10,626,133          5,621,284
   Selling, general and administrative.....................        4,054,303         4,329,739          3,514,295
   Write-off of property and equipment.....................               --           100,000                 --
   Loss on asset sale......................................               --            51,741                 --
                                                               ----------------  ----------------   ----------------

     Total costs and expenses..............................       17,651,512        16,953,026         11,820,573
                                                               ----------------  ----------------   ----------------

Loss from operations.......................................       (5,108,841)       (7,499,486)        (7,131,787)
Interest income............................................          262,965           267,492             97,149
Other income (expense).....................................           25,042          (108,992)           (36,391)
Interest expense...........................................         (183,138)         (202,395)          (529,961)
                                                               ----------------  ----------------   ----------------

   Net loss................................................       (5,003,972)       (7,543,381)        (7,600,990)
Preferred dividend.........................................               --                --           (227,752)
                                                               ================  ================   ================
Net loss attributable to common shareholders...............    $  (5,003,972)    $  (7,543,381)     $  (7,828,742)
                                                               ================  ================   ================

Net loss...................................................    $  (5,003,972)    $  (7,543,381)     $  (7,600,990)
Other comprehensive income, net of tax:
   Unrealized gains (losses) on investments................            3,182            (3,808)                --
                                                               ================  ================   ================

Comprehensive loss.........................................    $  (5,000,790)    $  (7,547,189)     $  (7,600,990)
                                                               ================  ================   ================

Basic and diluted net loss per share.......................    $       (0.80)    $       (1.09)     $       (1.10)
                                                               ================  ================   ================

Shares used in per share calculations......................        6,263,446         6,896,649          7,088,339
                                                               ================  ================   ================

     The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

      STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

                                                                            ACCUMULATED
                                       SERIES B                ADDITIONAL     OTHER
                                       PREFERRED    COMMON      PAID-IN    COMPREHENSIVE  ACCUMULATED
                                         STOCK       STOCK     CAPITAL    INCOME (LOSS)     DEFICIT       TOTAL
                                      ------------ --------- ------------ --------------- ------------- -------------
Balances, January 1, 1996...........  $       --   $    570  $30,035,358   $        626   $(24,222,834) $5,813,720
Issuance of 69,037 shares of common
   stock to employees...............          --          7      110,318             --             --     110,325
Issuance of 1,000,000 shares of
   common stock through secondary
   offering, net of issuance
   costs...................                   --        100    9,892,107             --             --   9,892,207
Issuance of 57,848 shares of common
   stock to employees under the
   employee stock purchase plan.....          --          6      340,597             --             --     340,603
Compensation associated with stock
   options granted..................          --         --       27,001             --             --      27,001
Unrealized gain on investments, net.          --         --           --          3,182             --       3,182
Net loss............................          --         --           --             --     (5,003,972) (5,003,972)
                                      ------------ --------- ------------ --------------- ------------- -------------

Balances, December 31, 1996.........          --        683   40,405,381          3,808    (29,226,806) 11,183,066
Issuance of 137,000 shares of common
   stock to employees...............          --         14      381,592             --             --     381,606
Issuance of 50,686 shares of common
   stock to employees under the
   employee stock purchase plan.....          --          5      247,662             --             --     247,667
Compensation associated with stock
   options granted..................          --         --       36,001             --             --      36,001
Unrealized loss on investments, net.          --         --           --         (3,808)            --      (3,808)
Net loss............................          --         --           --             --     (7,543,381) (7,543,381)
                                      ------------ --------- ------------ --------------- ------------- -------------

Balances, December 31, 1997.........          --        702   41,070,636             --    (36,770,187)  4,301,151
Issuance of 2,461,227 shares of
   preferred stock net of $300,860
   issuance costs...................   5,572,461         --           --             --             --          --
Issuance of common stock warrants...          --         --    1,040,671             --             --   1,040,671
Issuance of 111,955 shares of common
   stock to employees...............          --         10       65,798             --             --      65,808
Issuance of 28,070 shares of common
   stock to employees under the
   employee stock purchase plan.....          --          2       65,659             --             --      65,661
Compensation associated with stock
   options granted..................          --         --       35,659             --             --      35,659
Dividend accretion on preferred stock    111,000         --           --             --       (227,752)   (227,752)
Net loss............................          --         --           --             --     (7,600,990) (7,600,990)
                                      ------------ --------- ------------ --------------- ------------- -------------
Balance, December 31, 1998..........  $5,683,461   $    714   $42,278,423  $         --   $(44,598,929) $(2,319,792)
                                      ------------ --------- ------------ --------------- ------------- -------------
                                      ------------ --------- ------------ --------------- ------------- -------------

    The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1996              1997               1998
                                                               ----------------  ----------------   ----------------
Cash flows from operating activities:
   Net loss................................................    $  (5,003,972)    $  (7,543,381)     $  (7,600,990)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization...........................          925,718           827,071            931,215
   Compensation associated with stock options granted......           27,001            36,001             35,659
   Amortization of discount on long term debt..............                                 --           (107,913)
   Provision for excess and obsolete inventories...........               --           249,845            156,908
   (Gain) loss on disposal of equipment....................          (22,922)           51,741                 --
   Provision for allowance for doubtful accounts...........               --           273,232             53,744
(Increase) decrease in:
   Accounts receivable.....................................         (505,439)        1,528,099            891,717
   Inventories.............................................         (455,449)         (269,017)          (388,925)
   Prepaid expenses and other current assets...............         (112,152)          258,077             (5,991)
   Other assets............................................          (63,580)           40,001             58,962
Increase, (decrease) in:
   Accounts payable and other accrued liabilities..........          314,024          (153,367)        (1,282,323)
                                                               ----------------  ----------------   ----------------

       Net cash used in operating activities...............       (4,896,771)       (4,701,698)        (7,257,937)
                                                               ----------------  ----------------   ----------------

Cash flows from investing activities:
   Maturities of short-term investments....................       44,266,602        39,401,345            556,633
   Purchases of short-term investments.....................      (47,899,357)      (33,445,385)        (1,341,014)
   Acquisition of property and equipment...................       (1,264,478)         (689,286)          (250,945)
   Net proceeds from sales of assets.......................           29,196           581,243                 --
                                                               ----------------  ----------------   ----------------

       Net cash (used in) provided by investing activities.       (4,868,037)        5,847,917         (1,035,326)
                                                               ----------------  ----------------   ----------------

Cash flows from financing activities:
   Proceeds from borrowings................................        1,229,019           910,132          4,500,000
   Net proceeds from issuance of common stock..............       10,343,135           629,273            131,469
   Net proceeds from issuance of preferred stock...........               --                --          5,572,461
   Net proceeds from issuance of common stock warrants.....               --                --            772,000
   Principals payments on long-term debt...................         (959,765)       (1,194,055)        (3,747,058)
                                                               ----------------  ----------------   ----------------

       Net cash provided by financing activities...........       10,612,389           345,350          7,228,872
                                                               ----------------  ----------------   ----------------

   Net increase (decrease) in cash and cash equivalents....          847,581         1,491,569         (1,064,391)

Cash and cash equivalents at beginning of period...........          272,410         1,119,991          2,611,560
                                                               ----------------  ----------------   ----------------

Cash and cash equivalents at end of period.................    $   1,119,991     $   2,611,560      $   1,547,169
                                                               ================  ================   ================

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

CERTAIN RISKS AND CONCENTRATIONS:

         Conductus' superconducting products are concentrated in the electronic component industry which is highly competitive and rapidly changing. Revenues for its products are concentrated with a relatively limited number of customers and suppliers for certain components are concentrated among a few providers. In addition, approximately 77%, 77% and 79% of its total revenues for each of the fiscal years 1996, 1997, and 1998 were from government-related contracts. The development of new technologies or commercialization of superconductive products by any competitor, or the conclusion of one or more government contracts could affect operating results adversely.

                                 CONDUCTUS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

                                 CONDUCTUS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

BASIC AND DILUTED LOSS PER SHARE:

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                              1996            1997            1998
                                                         --------------- --------------- ---------------
Numerator-basic and diluted net loss per share:
   Net loss attributable to common shareholders........  $  (5,003,972)  $  (7,543,381)  $  (7,828,742)
Denominator-basic and diluted net loss per share:
   Weighted average common shares......................      6,263,446       6,896,649       7,088,339
   Basic and diluted net loss per share................  $       (0.80)  $       (1.09)  $       (1.10)

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

                                 CONDUCTUS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

3.       SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                               1996          1997           1998
                                                                           -------------  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest..............................    $  191,050     $  173,571     $  374,713
                                                                           =============  ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FUNDING ACTIVITIES:
   Unrealized gain (loss) on investments, net..........................    $    3,182     $    3,808     $       --
                                                                           =============  ============   ============

OTHER NONCASH EXPENSES:
   Compensation associated with stock options granted                      $   27,001     $   36,001     $   35,639
                                                                           =============  ============   ============
   Dividend accretion on preferred stock...............................    $       --     $       --     $  227,752
                                                                           =============  ============   ============
   Amortization of discount on long term debt..........................    $       --     $       --     $  107,913
                                                                           =============  ============   ============
   Value of warrants issued in association with long term debt.........    $       --     $       --     $  268,671
                                                                           =============  ============   ============

                                 CONDUCTUS, INC.

4.       INVESTMENTS:

         Investments, all of which are classified as available-for-sale, are summarized below:

                                                          DECEMBER 31, 1997                DECEMBER 31, 1998
                                                    -------------------------------  ------------------------------
                                                        COST         MARKET VALUE        COST        MARKET VALUE
                                                    --------------   --------------  --------------  --------------
Debt securities:
   Foreign debt..................................   $   289,829      $   289,829     $   248,126     $   248,126
   Commercial paper..............................       247,702          247,702         792,215         792,215
   Other.........................................         4,587            4,587         298,468         298,468
   Accrued interest..............................        14,515           14,515           2,205           2,205
                                                    --------------   --------------  --------------  --------------

   Total.........................................   $   556,633      $   556,633     $ 1,341,014     $ 1,341,014
                                                    ==============   ==============  ==============  ==============

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

5.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:

                                                                                       DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1997             1998
                                                                             ----------------- ----------------
       U.S. government contract:
          Unbilled
            Recoverable costs and accrued profit on progress completed--                               726,342
              not billed.................................................... $       796,283   $
            Unrecovered costs and estimated profits subject to future
              negotiation--not billed........................................         350,000               --
          Billed............................................................         793,382           297,525
       Commercial...........................................................         363,822           378,562
       Allowance for doubtful accounts......................................        (248,232)         (292,635)
                                                                             ----------------- ----------------
                                                                             $     2,055,255   $     1,109,794
                                                                             ================= ================

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

                                 CONDUCTUS, INC.

6.       INVENTORIES:

         Inventories, net, consist of the following:

                                                                                   DECEMBER 31,
                                                                      ----------------------------------------
                                                                            1997                  1998
                                                                      ------------------   -------------------
          Raw materials.............................................. $       293,336      $       441,130
          Work in process............................................         366,550              198,341
          Finished goods.............................................         231,326              640,666
          Allowance for excess and obsolete inventories..............        (280,845)            (437,753)
                                                                      ------------------   -------------------
                                                                      $       610,367      $       842,384
                                                                      ==================   ===================

7.       PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following:

                                                                                    DECEMBER 31,
                                                                       ---------------------------------------
                                                                             1997                 1998
                                                                       ------------------   ------------------
          Equipment..................................................  $     6,859,265      $     7,286,069
          Leasehold improvements.....................................        1,590,605            1,715,096
          Furniture and fixtures.....................................          424,824              431,861
          Construction in process....................................          307,386                   --
                                                                       ------------------   ------------------
                                                                             9,182,080            9,433,026
          Accumulated depreciation and amortization..................       (6,481,486)          (7,412,702)
                                                                       -----------------    ------------------
                                                                       $     2,700,594      $     2,020,324
                                                                       ==================   ==================

8.       OTHER ACCRUED LIABILITIES:

         Other accrued liabilities consist of the following:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1997                 1998
                                                                       -----------------    -----------------
          Accrued consulting and professional.......................   $       138,155      $       111,022
          Accrued compensation......................................           704,676              395,313
          Preferred dividend payable................................                --              116,752
          Other accrued liabilities.................................           220,890              155,671
                                                                       -----------------    -----------------
                                                                       $     1,063,721      $       778,758
                                                                       =================    =================

                                 CONDUCTUS, INC.

9.       LONG-TERM DEBT AND OTHER BORROWINGS:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of December 31, 1997 and 1998 are as follows:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1997                 1998
                                                                       -----------------    -----------------
          Loan payable to leasing company...........................   $            --      $     1,978,366
          Bank equipment term loan payable..........................         1,357,188              255,180
          Bank line of credit.......................................           500,000                   --
                                                                       -----------------    -----------------

             Total..................................................         1,857,188            2,233,546
          Less:  current portion....................................         1,547,507              892,139
                                                                       -----------------    -----------------

             Long term debt.........................................   $       309,681      $     1,341,407
                                                                       =================    =================

         On April 22, 1998, Conductus entered into a $2,500,000 loan agreement with a leasing company collateralized by substantially all of the assets of the Company. In connection with the loan agreement, Conductus granted warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998, $4.11. The effective interest rate, including the impact of the warrants, is 13.98%. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. The value of $101,681 assigned to the warrants is being amortized to interest expense using the effective interest method.

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

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.       LONG-TERM DEBT AND OTHER BORROWINGS:  (CONTINUED)

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

       Future minimum payments under these noncancelable leases are as follows:

 1999........................................................   $       327,114
 2000........................................................           279,114
 2001........................................................           122,076
                                                                -----------------
                                                                $       728,304
                                                                =================

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

ADVANCED TECHNOLOGY PROGRAM:

       In August 1992, Conductus, acting as administrator for and on behalf of a joint venture formed to conduct research to develop a prototype hybrid superconductor/semiconductor computer under the Department of Commerce Advanced Technology Program, entered into a cost-sharing cooperative agreement with the U.S. government. Under the terms of the five year agreement, the U.S. government agreed to share costs of the joint venture's research effort

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


11.      RESEARCH AND DEVELOPMENT ARRANGEMENTS:  (CONTINUED)


up to an aggregate of $7,450,000, including subcontractor costs. Revenue of $1,613,000 and $714,000 was recognized under this contract for 1996 and 1997, respectively. The contract was completed in 1997.

FOCUSED RESEARCH INITIATIVE:

       In September 1995, Conductus entered into a contract with the Naval Research Laboratory for the development of high-temperature superconductor receiver coils for pulse magnetic resonance imaging prototype for screening of breast cancer. Revenue of $1,473,000, $920,000 and $100,000 was recognized under the contract for 1996, 1997, and 1998, respectively. CONDUCTUS, INC. NOTES TO FINANCIAL STATEMENTS

LUCENT JOINT DEVELOPMENT AGREEMENT:

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

12.      STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY:

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

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.      STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY:  (CONTINUED)

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

       DIVIDENDS. The holders of the Series B preferred stock shall be entitled to receive cumulative dividends on each March 31, June 30, September 30, and December 31 following the date of issuance of such Series B preferred stock at the rate of $0.162 per year. Cumulative dividends shall be paid upon conversion of the Series B preferred stock or upon the liquidation or dissolution of Conductus including deemed liquidations as set forth below.

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

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.      STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY:  (CONTINUED)

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

       A summary of the status of Conductus' stock option plans as of December 31, 1996, 1997 and 1998 and changes during the periods ending on these dates is presented below:

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                                       OPTIONS OUTSTANDING
                                                                              ---------------------------------------
                                               AVAILABLE                                                 WEIGHTED
                                               FOR GRANT                                                   AVG.
                                             UNDER OPTION                                                EXERCISE
                                                 PLAN            SHARES          PRICE PER SHARE           PRICE
                                             --------------   --------------  -----------------------  --------------

Balance, January 1, 1996.................        279,038        1,022,308     $0.16    --      7.25    $      4.04
Additional shares authorized.............        300,000               --                        --             --
Granted..................................       (528,000)         528,000     $6.50    --     15.25           9.57
Exercised................................             --          (57,311)    $0.16    --      7.25           2.08
Canceled.................................        107,815         (107,815)    $0.45    --     11.50           6.09
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1996...............        158,853        1,385,182     $0.16    --     15.25    $      6.07
Additional shares authorized.............        200,000               --                        --             --
Granted..................................       (644,000)         644,000     $3.44    --      8.38           6.31
Exercised................................                        (137,000)    $0.16    --      6.38           2.79
Canceled.................................        806,495         (806,495)    $0.45    --     15.25           7.98
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1997...............        521,348        1,085,687     $0.45    --     13.00    $      4.68
Granted..................................       (919,296)         919,296     $0.00    --      4.25           3.26
Exercised................................             --         (111,955)    $0.00    --      0.88           0.59
Canceled.................................        887,938         (887,938)    $0.88    --     13.00           5.53
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1998...............        489,990        1,005,090     $0.44    --      8.00    $      3.55
                                             ==============   ==============  =======================  ==============

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

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY:  (CONTINUED)

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

COMMON STOCK RESERVED:

       At December 31, 1998, Conductus had reserved the following shares of common stock:

 Conversion of Series B Preferred.....................................          2,461,227
 Employee Stock Purchase Plan.........................................            111,606
 Warrants.............................................................            608,016
 Option Plan..........................................................          1,510,080
                                                                          ------------------
                                                                                4,690,929
                                                                          ==================

STOCK BASED COMPENSATION PLANS--VALUATION:

       The following table summarizes information with respect to stock options outstanding at December 31, 1998:


                              OPTIONS OUTSTANDING
                     --------------------------------------                              OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE                      --------------------------------------
-------------------       NUMBER            REMAINING                               NUMBER
RANGE OF EXERCISE     OUTSTANDING AT     CONTRACTUAL LIFE   WEIGHTED AVERAGE     EXERCISABLE AT     WEIGHTED AVERAGE
      PRICES             12/31/98            (YEARS)         EXERCISE PRICE        12/31/98         EXERCISE PRICE
-------------------
$0.45 --    $0.88           57,374          $    3.53          $    0.60              57,374          $    0.60
$1.44 --    $5.25          832,092               7.57          $    3.35             376,841          $    3.01
$5.38 --    $6.50           90,391               6.74          $    6.19              90,391          $    6.19
$6.56 --    $8.00           40,233               8.05          $    7.05              40,233          $    7.05
------------------   ------------------ -------------------------------------- ------------------ -------------------
$0.45 --    $8.00        1,020,090               7.29          $    3.59             564,839          $    3.56
===================  ================== ====================================== ================== ===================

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

                                       GROUP A       GROUP B      GROUP A      GROUP B      GROUP A      GROUP B
                                     ------------- ------------ ------------ ------------ ------------ -------------
                                               1996                       1997                      1998
                                     -------------------------- ------------------------- --------------------------
Risk-free interest rates............      6.13%        5.50%        6.23%        5.50%        5.36%         5.17%
Expected life.......................  4.9 years     6 months    4.4 years     6 months    3.9 years      6 months
Volatility..........................       0.76         0.76         0.83         0.83         1.05          1.05
Dividend yield......................         --           --           --           --           --            --

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


12.      STOCKHOLDERS' EQUITY AND REDEEMABLE EQUITY:  (CONTINUED)

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

       Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1996, 1997, and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Conductus' net loss and net loss per share would have been as follows:

                                                                    1996              1997               1998
                                                               ----------------  ----------------   ----------------
Net loss attributable to common shareholders....--As reported   $  (5,004,000)    $  (7,543,000)     $  (7,829,000)
                                                --Proforma...   $  (6,057,000)    $  (8,746,000)     $  (9,067,000)
Basic and diluted net loss per share............--As reported   $       (0.80)    $       (1.09)     $       (1.10)
                                                --Proforma...   $       (0.97)    $       (1.27)     $       (1.28)

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

14.      ASSET DISPOSALS:

       During the third quarter of 1997, the company disposed of the net assets of its Systems and Instrumentation Division, and its nuclear magnetic resonance product line. The following table summarizes the financial impact of the transactions:

           Proceeds form the sale of product lines and related assets...........     $     1,128,093
           Net book value of assets sold:
               Fixed assets.....................................................              (3,306)
               Inventories......................................................            (629,678)
           Costs related to asset disposal......................................            (546,850)
                                                                                     ------------------

           Loss on asset sale...................................................     $       (51,741)
                                                                                     ==================

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


15.      INCOME TAXES:

       The components of deferred tax assets are as follows:

                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   1997                 1998
                                                                             ------------------   ------------------
Property and equipment, principally due to differences in depreciation...    $       198,000      $       342,000
Accrued liabilities and other............................................            248,000              441,000
Tax credit carryforwards.................................................          1,191,000            1,006,000
Capitalized research and development expense.............................             76,000              380,000
Net operating loss carryforward..........................................         13,028,000           15,411,000
Valuation allowance......................................................        (14,741,000)         (17,580,000)
                                                                             ------------------   ------------------
Net deferred tax asset...................................................    $            --      $            --
                                                                             ==================   ==================

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

16.      BUSINESS SEGMENT AND MAJOR CUSTOMERS:

       Conductus has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 changes current practice under Statement No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

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

       Conductus' revenues by geographic area are summarized as follows:

                                                                    1996              1997               1998
                                                               ----------------  ----------------   ----------------
USA........................................................    $  10,550,000     $   8,318,000      $   4,485,000
Japan......................................................        1,560,000           896,000            146,000
Rest of the world..........................................          433,000           240,000             58,000
                                                               ================  ================   ================
                                                               $  12,543,000     $   9,454,000      $   4,689,000
                                                               ================  ================   ================

                                CONDUCTUS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


17.    EFFECTS OF RESTATEMENTS


       As described in Note 12, the Company issued 2,461,227 shares of Series B convertible preferred stock on September 11, 1998 and September 22, 1998.

       The Series B convertible preferred stock is subject to redemption requirements that are outside of the control of the Company under certain limited circumstances as defined in the Series B certificate of designation. Those circumstances include a change in control of the Company in which 50% or more of the voting power of the Company is disposed of or a sale of all or substantially all of the assets of the Company. Under such circumstances, the holders of Series B convertible preferred stock are entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to $2.70 plus any unpaid dividends for each share of Series B convertible preferred stock.

       Although the Company believes that the likelihood of redemption occurring is remote, it has restated its 1998 financial statements to account for the redemption features of the Series B convertible preferred stock. The carrying value of the Series B convertible preferred stock, which was previously presented as a component of stockholders' equity, has been reclassified outside of stockholders' equity at December 31, 1998.

       The restatement of the 1998 financial statements for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at December 31, 1998, as previously reported and as restated, are as follows:

                                                                               DECEMBER 31, 1998
                                                                               -----------------
Redeemable equity - previously reported...........................               $    --
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable....................                 5,683,461
                                                                                 -----------
As restated.......................................................               $ 5,683,461
                                                                                 -----------
Stockholders' equity - previously reported........................               $ 3,363,669
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable....................                (5,683,461)
As restated.......................................................               $(2,319,792)
                                                                                 -----------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Conductus, Inc.:

       Our audits of the financial statements referred to in our report dated February 19, 1999 (except for Note 17, which is as of February 15, 2000) appearing on page 7 also included an audit of the financial statement schedule listed in Item 14[a]2 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read on conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
February 19, 1999

                                   SCHEDULE II
                CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT    CHARGED TO
                                               BEGINNING      COST AND        OTHER                    BALANCE AT
                                               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS   END OF PERIOD
DESCRIPTION                                  ------------- ------------- ------------- ------------- --------------
COLUMN A                                        COLUMN B             COLUMN C              COLUMN D      COLUMN E
----------                                   ------------- ---------------------------- ------------- -------------
Year ended December 31, 1996:
   Allowance for doubtful accounts..........  $    50,000   $        --   $        --   $        --   $    50,000
   Allowance for excess and obsolete
     inventory..............................  $    81,000   $        --   $        --   $        --   $    81,000

Year ended December 31, 1997:
   Allowance for doubtful accounts..........  $    50,000   $   273,232   $        --   $   (75,000)  $   248,232
   Allowance for excess and obsolete
     inventory..............................  $    81,000   $   249,845   $        --   $   (50,000)  $   280,845

Year ended December 31, 1998:
   Allowance for doubtful accounts..........  $   248,232   $    53,744   $        --   $    (9,341)  $   292,635
   Allowance for excess and obsolete
     inventory..............................  $   280,845   $   156,908   $        --   $        --   $   437,753

                                  EXHIBIT INDEX

 EXHIBIT NO                                                DESCRIPTION
 ----------                                                -----------
   2.1(1)       Stock Exchange Agreement dated as of May 28, 1993, between the
                Company and Tristan Technologies, Inc.
   3.1(2)       Restated Certificate of Incorporation.
   3.2(3)       Restated Bylaws.
   3.3(4)       Certificate of Designation of Series B Preferred Stock.
   4.1(5)       Stockholder Rights Plan.
  10.1(1)       1987 Stock Option Plan.
  10.2(1)       Amended 1989 Stock Option Plan.
  10.3(6)       1992 Stock Option/Stock Purchase Plan.
  10.4(7)       1994 Employee Stock Purchase Plan.
  10.5(1)       Second Amended and Restated Registration Rights Agreement dated
                June 3, 1993.
  10.6(4)       Form of Series B Preferred Stock and Warrant Purchase Agreement,
                dated September, 1998, and September 22, 1998, between the
                Company and Series B Investors.
  10.7(4)       Form of Warrant to Purchase Common Stock between the Company and
                Series B Investors.
  10.8(8)       Employment Agreement dated May 3, 1994 between Registrant and
                Mr. Charles E. Shalvoy.
  10.9(1)       Form of Indemnification Agreement between the Registrant and each of its directors and officers.
  10.10(1)+     Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the Registrant and
                Hewlett-Packard Company ("H-P"), as amended by the Agreement between Registrant and Hewlett-Packard Company dated June 2,
                1993.
  10.11(9)      Collaboration Agreement between Registrant and CTI dated
                September 19, 1995.
  10.12(9)      High Temperature Superconductor Thin-Film Manufacturing Alliance
                Agreement among Registrant, Superconductor Technologies, Inc.,
                Stanford University, Georgia Research Corporation,
                Microelectronic Control and Sensing Incorporated, IBIS, Focused
                Research and BDM Federal dated November 17, 1995.
  10.13(10)+    Superconducting Filter Technology Joint Development Agreement
                dated April 25, 1996 between the Registrant and Lucent
                Technologies Inc.
  10.14(4)      Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.
  10.15(4)      Amendment to Engagement Letter between the Company and Sutro and
                Co. Inc., dated September 2, 1998.
  10.16(4)      Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.
  10.17(4)      Master Lease Agreement between the Company and Leasing
                Technologies International, Inc., dated June 15, 1998.
  10.18(1)      Lease Agreement dated May 3, 1993 between the Registrant and
                Mozart-McKee Limited Partnership for Sunnyvale facilities.
  10.19(8)      Lease Agreement dated December 8, 1994 between Registrant and
                Mozart-McKee Limited Partnership for Sunnyvale facilities.
  10.20(8)      Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.21(11)     Loan Modification Agreement dated June 30, 1997, between
                Registration and Silicon Valley Bank modifying the Business Loan
                Agreement dated August 15, 1994.
  10.22(11)     Loan Modification Agreement dated November 12, 1997, between
                Registration and Silicon Valley Bank modifying the Business Loan
                Agreement dated August 15, 1994.
  10.23(11)     Loan Modification Agreement dated December 23, 1997, between
                Registration and Silicon Valley Bank modifying the Business Loan
                Agreement dated August 15, 1994.
  10.24(12)     Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.25(13)     Business Loan Agreement dated December 27, 1996 between
                Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.26(4)      Master Loan and Security Agreement between the Company and
                Transamerica Business Credit Corporation, dated June 26, 1998.
  10.27(4)      Stock Subscription Warrant Agreement between the Company and
                Transamerica Business Credit Corporation, dated June 26, 1998.

  10.28(14)     Silicon Valley Bank Loan Agreement.
  10.29(14)     Collateral Assignment, Patent Mortgage and Security Agreement
                between the Company and Silicon Valley Bank.
  10.30(11)+    Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's
                NMR Probe business.
  10.31(11)     Asset Purchase Agreement dated August 15, 1997 between
                Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
  10.32(11)     Asset Purchase Agreement dated September 3, 1997, between
                Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
  23.1          Consent of Independent Accountants.
  24.1*         Power of Attorney.
  27.1          Restated Financial Data Schedule.

------------------

*      Previously filed.

+ Confidential treatment granted or requested as to certain portions of these exhibits.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

(2) Incorporated herein by reference to the Company's 1993 Annual Report on Form 10-K.

(3) Incorporated herein by reference to the Company's Report on Form 8-K, filed with the SEC on January 22, 1998.

(4) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on November 16, 1998.

(5) Incorporated herein by reference to the Company's Registration Statement on Form 8-A (Number 000-19915), filed with the SEC on January 29, 1998.

(6) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Number 333-41099), filed with the SEC on November 26, 1997.

(7) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Number 033-82454), filed with the SEC on August 5, 1994.

(8) Incorporated herein by reference to the Company's 1994 Annual Report on Form 10-K.

(9) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 15, 1996, as amended.

(11) Incorporated herein by reference to the Company's 1997 Annual Report on Form 10-K.

(12) Incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K.

(13) Incorporated herein by reference to the Company's 1996 Annual Report on Form 10-K.

(14) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 14, 1998.