Form 10-Q/A
period 1999-03-31
CONDUCTUS INC
filed 2000-03-30
CIK 884621

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

                            REASON FOR THE AMENDMENT

The Company has restated its financial statements as of and for the quarterly period ended March 31, 1999 to account for the mandatory redemption features of the Series B convertible preferred stock. See Note 6 to the Financial Statements.

                                 CONDUCTUS, INC.

                                  FORM 10-Q/A/2

                                 March 31, 1999

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                        PAGE
---------------------------------------                                                                        ----
Item 1:  FINANCIAL STATEMENTS.....................................................................................1

                  Condensed Balance Sheets at March 31, 1999 and December 31, 1998................................1

                  Condensed Statements of Operations for the Three Months Ended March
                  31, 1999 and 1998...............................................................................2

                  Condensed Statements of Cash Flows for the Three Months Ended March
                  31, 1999 and 1998...............................................................................3

                  Notes to Condensed Financial Statements.........................................................4

PART II:  OTHER INFORMATION
---------------------------

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................9

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    1999                   1998
                                                                             --------------------   --------------------
                                                                             (Restated-Note 6)      (Restated-Note 6)
                                                                                (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents.............................................    $       989,625        $     1,547,169
   Short-term investments................................................            557,727              1,341,014
   Accounts receivable ..................................................          1,079,625              1,109,794
   Inventories...........................................................            706,459                842,384
   Prepaid expenses and other current assets.............................            117,161                145,470
                                                                             --------------------   --------------------
     Total current assets................................................          3,450,597              4,985,831
   Property and equipment, net...........................................          1,815,877              2,020,324
   Other assets..........................................................             32,131                 28,800
                                                                             --------------------   --------------------
     Total assets........................................................    $     5,298,605        $     7,034,955
                                                                             ====================   ====================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       854,050        $       892,139
   Accounts payable......................................................            492,807                658,982
   Other accrued liabilities.............................................            860,905                778,758
                                                                             --------------------   --------------------
     Total current liabilities...........................................          2,207,762              2,329,879
   Long-term debt, net of current portion................................          1,165,803              1,341,407
                                                                             --------------------   --------------------
     Total liabilities...................................................          3,373,565              3,671,286
                                                                             --------------------   --------------------

REDEEMABLE PREFERRED STOCK
Preferred stock (Restated-Note 6)........................................          5,736,124              5,683,461

STOCKHOLDERS' EQUITY
Common stock.............................................................                714                    714
Additional paid-in capital...............................................         42,278,497             42,278,423
Accumulated deficit......................................................        (46,090,295)           (44,598,929)
                                                                             --------------------   --------------------
     Total stockholders' deficit.........................................         (3,811,084)            (2,319,792)
                                                                             --------------------   --------------------
     Total liabilities, redeemable equity and stockholders' equity.......    $     5,298,605        $     7,034,955
                                                                             ====================   ====================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                     1999                1998
                                                                                ----------------   -----------------
Revenues:
  Contract................................................................      $     917,607      $     863,614
  Product sales...........................................................            396,770            264,078
                                                                                ----------------   -----------------
     Total revenues.......................................................          1,314,377          1,127,692
                                                                                ----------------   -----------------

Costs and expenses:
   Cost of product sales..................................................            569,667            338,817
   Research and development...............................................          1,121,295          2,298,252
   Selling, general and administrative....................................            834,470          1,097,803
                                                                                ----------------   -----------------
     Total costs and expenses.............................................          2,525,435          3,734,872
                                                                                ----------------   -----------------

Loss from operations......................................................         (1,211,055)        (2,607,180)
Interest income...........................................................             25,744             28,599
Other income (expense)....................................................              2,505                 --
Interest expense..........................................................            (96,880)           (55,623)
                                                                                ----------------   -----------------
   Net loss...............................................................         (1,279,686)        (2,634,204)
Preferred dividend........................................................           (211,680)                --
                                                                                ----------------   -----------------
Net loss attributable to common shareholders..............................      $  (1,491,366)     $  (2,634,204)
                                                                                ================   =================
Basic and diluted net loss per share......................................      $       (0.21)     $       (0.38)
                                                                                ================   =================
Shares used in per share calculations.....................................          7,144,162          7,014,625
                                                                                ================   =================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ----------------------------------
                                                                                      1999              1998
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net loss.................................................................     $  (1,279,686)    $(2,634,204)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization............................................           212,783           195,999
   Amortization of discount on long term debt...............................            11,349                --
   Provision for excess and obsolete inventories............................                --           109,895
(Increase) decrease in:
   Accounts receivable......................................................            30,169           562,986
   Inventories..............................................................           135,926          (372,581)
   Prepaid expenses and other current assets................................            28,309            24,705
   Other assets.............................................................            (3,331)            5,496
Increase, (decrease) in:
   Accounts payable and other accrued liabilities...........................          (184,708)          631,544
                                                                                 ---------------   ----------------
       Net cash used in operating activities................................        (1,071,886)       (1,476,160)
                                                                                 ---------------   ----------------
Cash flows from investing activities:
   Maturities of short-term investments.....................................           783,287           556,633
   Purchases of short-term investments......................................                --                --
   Acquisition of property and equipment....................................            (8,338)         (181,646)
                                                                                 ---------------   ----------------
       Net cash provided by investing activities............................           774,949           374,987
                                                                                 ---------------   ----------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................                74            16,685
   Costs to register preferred stock........................................           (58,337)               --
   Principal repayments on long-term debt...................................          (202,344)         (335,426)
                                                                                 ---------------   ----------------
       Net cash used in financing activities................................          (260,607)         (318,741)
                                                                                 ---------------   ----------------
   Net decrease in cash and cash equivalents................................          (557,544)       (1,419,914)
Cash and cash equivalents at beginning of period............................         1,547,169         2,611,560
                                                                                 ---------------   ----------------
Cash and cash equivalents at end of period..................................     $     989,625     $   1,191,646
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

BASIC AND DILUTED LOSS PER SHARE:

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                 1999                1998
                                                                          ------------------- -------------------
Numerator - basic and diluted net loss per share:

     Net loss attributable to common shareholders.......................   $    (1,491,366)    $    (2,634,204)
Denominator - basic and diluted net loss per share:
     Weighted average common shares outstanding.........................         7,144,162           7,014,625
     Basic and diluted net loss per share...............................   $         (0.21)    $         (0.38)

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

2.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on
       progress completed - not billed..................................   $       754,852     $       726,342
   Billed...............................................................           371,726             297,525
Commercial..............................................................           245,682             378,562
Allowance for doubtful accounts.........................................          (292,635)           (292,635)

                                                                          ------------------- -------------------
                                                                           $     1,079,625     $     1,109,794
                                                                          =================== ===================

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)


3.       INVENTORIES:

         Inventories, net, consist of the following:

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
Raw materials...........................................................   $       548,893     $       441,130
Work in process.........................................................             3,935             198,341
Finished goods..........................................................           591,384             640,666
Allowance for excess and obsolete inventories...........................          (437,753)           (437,753)
                                                                          ------------------- -------------------
                                                                           $       706,459     $       842,384
                                                                          =================== ===================

4.       LONG TERM DEBT:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of March 31, 1999 and December 31, 1998 are as follows:

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
Loan payable to leasing company.........................................   $     1,828,468     $     1,978,366
Bank equipment term loan payable........................................           191,385             255,180
                                                                          ------------------- -------------------
     Total..............................................................         2,019,853           2,233,546
Less: current portion...................................................           854,050             892,139
                                                                          ------------------- -------------------
     Long-term debt.....................................................   $     1,165,803     $     1,341,407
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

                   Unaudited Pro Forma Condensed Balance Sheet
                             (amounts in thousands)
                                (Restated-Note 6)

                                      March 31, 1999                                   March 31, 1999
                                          Actual                Adjustment                Pro Forma
                                     ------------------      ------------------       ------------------
ASSETS
Current assets:
Cash and cash equivalents                    $ 989,625           $2,900,000 (1)              $3,889,625
Short-term investments                         557,727                                          557,727
Accounts receivable                          1,079,625            2,100,000 (2)               3,179,625
Inventories                                    706,459                                          706,459
Prepaid expenses and other
current assets                                 117,161                                          117,161
                                     ------------------                               ------------------
Total current assets                         3,450,597                                        8,450,597
Property and equipment, net                  1,815,877                                        1,815,877
Other assets                                     2,131                                           32,131
                                     ------------------                               ------------------
Total assets                               $ 5,298,605                                     $ 10,298,605
                                     ==================                               ==================

LIABILITIES
Current liabilities:
Current portion of long-term debt           $   54,050                                        $  54,050
Accounts payable                               492,807                                          492,807
Other accrued liabilities                      860,905                                          860,905
Total current liabilities                    2,207,762                                        2,207,762
Long-term debt, net of current
portion                                      1,165,803                                        1,165,803
                                     ------------------                               ------------------
Total liabilities                            3,373,565                                        3,373,565
                                     ------------------                               ------------------

REDEEMABLE PREFERRED
STOCK (Restated-Note 6)                      5,736,124                                        5,736,124

STOCKHOLDERS' EQUITY
Common stock                                       714                                              714
Additional paid-in-capital                  42,278,497                                       42,278,497
Accumulated deficit                        (46,090,295)        $5,000,000 (1,2)             (41,090,295)
                                     ------------------                               ------------------
Total stockholders' equity
(deficit)                                   (3,811,084)                                       1,188,916
                                     ------------------                               ------------------
Total liabilities, redeemable
                                     ------------------                               ------------------
equity and stockholders' equity             $5,298,605                                       $10,298,605
                                     ==================                               ==================

(1) The Company received a cash payment of $2,900,000 upon execution of the agreement, which has been reflected as cash.
(2) The Company will receive 12 monthly cash payments of $175,000 beginning July 1, 1999, which have been reflected in accounts receivable.

6.       EFFECTS OF RESTATEMENTS:

         The Company issued 2,461,227 shares of Series B convertible preferred stock on September 11, 1998 and September 22, 1998.

         The Series B convertible preferred stock shares is subject to mandatory redemption requirements that are outside of the control of the Company under certain limited circumstances as defined in the Series B certificate of designation. Those circumstances include a change in control of the Company in which 50% or more of the voting power of the Company is disposed of or a sale of all or substantially all of the assets of the Company. Under such circumstances, the holders of Series B convertible preferred stock are be entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to $2.70 plus any unpaid dividends for each share of Series B convertible preferred stock.

         Although the Company believes that the likelihood of redemption occurring is remote, it has restated its financial statements at December 31, 1998 and at and for the three-month period ended March 31, 1999 to account for the redemption features of the Series B convertible preferred stock. The carrying value of the Series B convertible preferred stock, which was previously presented as a component of stockholders' equity, has been reclassified outside of stockholders' equity at March 31, 1999.

         The restatement of the financial statements at March 31, 1999 and for the three-month period then ended, for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at March 31, 1999, as previously reported and as restated, are as follows:

                                                                              March 31, 1999
                                                                              --------------
Redeemable equity - previously reported                                         $     --
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                   5,736,124
                                                                                ----------
As restated                                                                     $5,736,124
                                                                                ----------

Stockholders' equity - previously reported                                      $1,925,040
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                  (5,736,124)
                                                                                -----------
As restated                                                                    ($3,811,084)
                                                                                -----------

PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                         DESCRIPTION
--------------------------------------------------------------------------------
         2.1(1)   Stock Exchange Agreement dated as of May 28, 1993, between the
                  Company and Tristan Technologies, Inc.

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


       10.33+*    License Agreement with General Dynamics, dated May 4, 1999.

       10.34*     Cross-License, Supply and Training Agreement, dated May 4,
                  1999.

       27.1       Restated Financial Data Schedule.

--------------------
         *        Previously filed.

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

                                    CONDUCTUS, INC.


Dated:  March 29, 2000              /s/ Ron Wilderink
                                    -----------------------------------------
                                    Ron Wilderink, Vice President of Finance
                                    and Chief Financial Officer