Form 10-Q/A
period 1999-06-30
CONDUCTUS INC
filed 2000-03-30
CIK 884621

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

As of July 31, 1999 there were 7,156,716 shares of the Registrant's Common stock outstanding.

                            REASON FOR THE AMENDMENT

The Company has restated its financial statements as of and for the quarterly period ended June 30, 1999 to account for the mandatory redemption features of the Series B convertible preferred stock. See Note 6 to the Financial Statements.

                                 CONDUCTUS, INC.

                                   FORM 10-Q/A

                                  June 30, 1999

                                      INDEX


PART I.           FINANCIAL INFORMATION
---------------------------------------                                                                        PAGE
Item 1:           FINANCIAL STATEMENTS............................................................................1

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

                  Notes to Condensed Financial Statements.........................................................4

PART II:          OTHER INFORMATION
-----------------------------------

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K................................................................8

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    1999                    1998
                                                                             --------------------    --------------------
                                                                              (Restated-Note 6)       (Restated-Note 6)
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.............................................    $     1,952,535         $     1,547,169
   Short-term investments................................................            310,167               1,341,014
   Accounts receivable ..................................................          3,123,524               1,109,794
   Inventories...........................................................            793,709                 842,384
   Prepaid expenses and other current assets.............................             72,728                 145,470
                                                                             --------------------    --------------------
     Total current assets................................................          6,252,663               4,985,831
   Property and equipment, net...........................................          1,657,123               2,020,324
   Other assets..........................................................             90,404                  28,800
                                                                             --------------------    --------------------
     Total assets........................................................    $     8,000,190         $     7,034,955
                                                                             ====================    ====================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       816,930         $       892,139
   Accounts payable......................................................            520,531                 658,982
   Other accrued liabilities.............................................          1,226,353                 778,758
                                                                             --------------------    --------------------
     Total current liabilities...........................................          2,563,814               2,329,879
   Long-term debt, net of current portion................................            983,157               1,341,407
                                                                             --------------------    --------------------
     Total liabilities...................................................          3,546,971               3,671,286
                                                                             --------------------    --------------------

REDEEMABLE PREFERRED STOCK
Preferred stock (Restated-Note 6)........................................          5,736,124               5,683,461

STOCKHOLDERS' EQUITY
Common stock.............................................................                716                     714
Additional paid-in capital...............................................         42,299,686              42,278,423
Accumulated deficit......................................................        (43,583,307)            (44,598,929)
                                                                             --------------------    --------------------
     Total stockholders' deficit.........................................         (1,282,905)             (2,319,792)
                                                                             --------------------    --------------------
     Total liabilities, redeemable equity and stockholders' equity.......    $     8,000,190         $     7,034,955
                                                                             ====================    ====================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
Revenues:
  Product sales..............................   $    142,400      $    173,284     $    539,170      $     437,362
  Contract...................................        430,529           866,512        1,348,136          1,730,126
  License....................................      5,000,000                 -        5,000,000                  -
                                                ---------------   ---------------  ---------------   ---------------
     Total revenues..........................      5,572,929         1,039,796        6,887,306          2,167,488
                                                ---------------   ---------------  ---------------   ---------------

Costs and expenses:
   Cost of product sales.....................        597,283           618,653        1,166,950          1,467,569
   Research and development..................      1,032,867         1,414,397        2,154,162          3,202,550
   Selling, general and administrative.......      1,275,898           864,953        2,110,367          1,962,756
                                                ---------------   ---------------  ---------------   ---------------
     Total costs and expenses................      2,906,048         2,898,003        5,431,479          6,632,875
                                                ---------------   ---------------  ---------------   ---------------
Income (loss) from operations................      2,666,881        (1,858,207)       1,455,827         (4,465,387)
Interest income..............................         23,220            14,175           48,964             42,774
Interest expense.............................        (91,450)          (88,878)        (188,329)          (144,501)
Other income (expense).......................          9,368                 -           11,870                  -
                                                ---------------   ---------------  ---------------   ---------------
     Income (loss) before taxes..............      2,608,019        (1,932,910)       1,328,332         (4,567,114)
Tax expense                                           (1,350)                -           (1,350)                 -
                                                ---------------   ---------------  ---------------   ---------------
     Net income (loss).......................      2,606,669        (1,932,910)       1,326,982         (4,567,114)
Preferred dividend...........................        (99,680)                -         (311,360)                 -
                                                ---------------   ---------------  ---------------   ---------------
Net income (loss) attributable to
   common shareholders.......................   $  2,506,989      $ (1,932,910)    $  1,015,622      $  (4,567,114)
                                                ===============   ===============  ===============   ===============

Net income (loss) per share:
   Basic.....................................   $       0.35      $      (0.27)     $       0.14      $      (0.65)
                                                ===============   ===============  ===============   ===============
   Diluted...................................   $       0.26      $      (0.27)     $       0.10      $      (0.65)
                                                ===============   ===============  ===============   ===============

Shares used in per share calculations:
   Basic.....................................      7,148,360         7,083,000        7,146,273         7,049,000
                                                ===============   ===============  ===============   ===============
   Diluted...................................      9,749,117         7,083,000        9,686,210         7,049,000
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

BASIC AND DILUTED LOSS PER SHARE:

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                          ------------------------------------- -------------------------------------
                                                 1999                1998             1999                1998
                                          -----------------  ------------------ ------------------  -----------------
   Net income (loss)...................   $     2,506,989     $    (1,933,171)   $     1,015,622    $    (4,567,115)
                                          =================  ================== ==================  =================

   Weighted average number of
     shares outstanding................         7,148,360           7,083,000          7,146,273          7,049,000
                                          -----------------  ------------------ ------------------  -----------------
   Shares used in computing
     basic earnings (loss) per share...         7,148,360           7,083,000          7,146,273          7,049,000
                                          -----------------  ------------------ ------------------  -----------------

   Weighted average number of
     dilutive common equivalent shares
     used in computing diluted income
     (loss) per share:
       Series B preferred..............         2,461,230                   -          2,461,230                  -
       Stock options...................           139,527                   -             78,707                  -
                                          -----------------  ------------------ ------------------  -----------------
   Shares used in computing diluted
     net income (loss) per share.......         9,749,117           7,083,000          9,686,210          7,049,000
                                          =================  ================== ==================  =================

   Net income (loss) per share:
     Basic.............................   $          0.35     $         (0.27)   $          0.14    $         (0.65)
                                          =================  ================== ==================  =================
     Diluted...........................   $          0.26     $         (0.27)   $          0.10    $         (0.65)
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

2.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on
       progress completed - not billed..................................   $       851,850     $       726,342
   Billed...............................................................            77,718             297,525
Commercial..............................................................           252,617             378,562
License fee.............................................................         2,100,000                   -
Allowance for doubtful accounts.........................................          (158,661)           (292,635)
                                                                          ------------------- -------------------
                                                                           $     3,123,524     $     1,109,794
                                                                          =================== ===================

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

3.       INVENTORIES:

         Inventories, net, consist of the following:


                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1999                1998
                                                                          ------------------- -------------------
Raw materials...........................................................   $       356,832     $       441,130
Work in process.........................................................           582,062             198,341
Finished goods..........................................................           412,450             640,666
Allowance for excess and obsolete inventories...........................          (557,635)           (437,753)
                                                                          ------------------- -------------------
                                                                           $       793,709     $       842,384
                                                                          =================== ===================

4.       LONG TERM DEBT:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of June 30, 1999 and December 31, 1998 are as follows:

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
Loan payable to leasing company.........................................   $     1,672,497     $     1,978,366
Bank equipment term loan payable........................................           127,590             255,180
                                                                          ------------------- -------------------
     Total..............................................................         1,800,087           2,233,546
Less: current portion...................................................           816,930             892,139
                                                                          ------------------- -------------------
     Long-term debt.....................................................   $       983,157     $     1,341,407
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

         Although the Company believes that the likelihood of redemption occurring is remote, it has restated its financial statements at December 31, 1998 and at and for the three-month period ended June 30, 1999 to account for the redemption features of the Series B convertible preferred stock. The carrying value of the Series B convertible preferred stock, which was previously presented as a component of stockholders' equity, has been reclassified outside of stockholders' equity at June 30, 1999.

         The restatement of the financial statements at June 30, 1999 and for the three-month period then ended, for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at June 30, 1999, as previously reported and as restated, are as follows:

                                                                              June 30, 1999
                                                                              -------------
Redeemable equity - previously reported                                         $     --
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                    5,736,124
                                                                                ------------

As restated                                                                     $ 5,736,124
                                                                                -----------

Stockholders' equity - previously reported                                      $ 4,453,219
Adjustment related to the presentation of the Series B
     convertible preferred stock as redeemable                                   (5,736,124)
                                                                                -----------

As restated                                                                     ($1,282,905)
                                                                                ===========

PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

                                  EXHIBIT INDEX

           EXHIBIT
             NO.                         DESCRIPTION
       -------------- ------------------------------------------------------------
           2.1(1)     Stock Exchange Agreement dated as of May 28, 1993, between the Company and Tristan Technologies, Inc.
           3.1(2)     Restated Certificate of Incorporation.
           3.2(3)     Restated Bylaws.
           3.3(4)     Certificate of Designation of Series B Preferred Stock.
           4.1(3)     Stockholder Rights Plan.
           10.1(1)    1987 Stock Option Plan.
           10.2(1)    Amended 1989 Stock Option Plan.
           10.3(5)    1992 Stock Option/Stock Purchase Plan.
           10.4(6)    1994 Employee Stock Purchase Plan.
           10.5(1)    Second Amended and Restated Registration Rights Agreement
                      dated June 3, 1993.
           10.6(4)    Form of Series B Preferred Stock and Warrant Purchase
                      Agreement, dated September, 1998, and September 22, 1998,
                      between the Company and the Series B Investors.
           10.7(4)    Form of Warrant to Purchase Common Stock between the
                      Company and the Series B Investors.
           10.8(7)    Employment Agreement dated May 3, 1994 between Registrant
                      and Mr. Charles E. Shalvoy.
           10.9(1)    Form of Indemnification Agreement between the Registrant
                      and each of its directors and officers.
           10.10(1)+  Coordinated Research Program Agreement dated October 14,
                      1988 and Amendment dated May 26, 1991 between the
                      Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement between Registrant and Hewlett-Packard
                      Company dated June 2, 1993.
           10.11(8)   Collaboration Agreement between Registrant and CTI dated
                      September 19, 1995.
           10.12(8)   High Temperature Superconductor Thin-Film Manufacturing
                      Alliance Agreement among Registrant, Superconductor
                      Technologies, Inc., Stanford University, Georgia Research
                      Corporation, Microelectronic Control and Sensing
                      Incorporated, IBIS, Focused Research and BDM Federal dated
                      November 17, 1995.
           10.13(9)+  Superconducting Filter Technology Joint Development
                      Agreement dated April 25, 1996 between the Registrant and
                      Lucent Technologies Inc.
           10.14(4)   Engagement Letter between the Company and Sutro and Co.
                      Inc., dated March 24, 1998.
           10.15(4)   Amendment to Engagement Letter between the Company and
                      Sutro and Co. Inc., dated September 2, 1998.
           10.16(4)   Engagement Letter between the Company and Davenport and
                      Co., dated September 2, 1998.
           10.17(4)   Master Lease Agreement between the Company and Leasing
                      Technologies International, Inc., dated June 15, 1998.
           10.18(1)   Lease Agreement dated May 3, 1993 between the Registrant
                      and Mozart-McKee Limited Partnership for Sunnyvale
                      facilities.
           10.19(7)   Lease Agreement dated December 8, 1994 between Registrant
                      and Mozart-McKee Limited Partnership for Sunnyvale
                      facilities.
           10.20(7)   Business Loan Agreement dated August 15, 1994 between
                      Registrant and Silicon Valley Bank for working capital
                      credit facility and term loan facility.
           10.21(10)  Loan Modification Agreement dated June 30, 1997, between
                      Registration and Silicon Valley Bank modifying the
                      Business Loan Agreement dated August 15, 1994.
           10.22(10)  Loan Modification Agreement dated November 12, 1997, between Registration and Silicon Valley Bank modifying the
                      Business Loan Agreement dated August 15, 1994.
           10.23(10)  Loan Modification Agreement dated December 23, 1997, between Registration and Silicon Valley Bank modifying the
                      Business Loan Agreement dated August 15, 1994.
           10.24(11)  Business Loan Agreement dated March 8, 1996 between
                      Registrant and Silicon Valley Bank for

                      working capital credit facility and term loan facility.
           10.25(12)  Business Loan Agreement dated December 27, 1996 between
                      Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
           10.26(4)+  Master Loan and Security Agreement between the Company and
                      Transamerica Business Credit Corporation, dated June 26,
                      1998.
           10.27(4) Stock Subscription Warrant Agreement between the Company and Transamerica Business Credit Corporation, dated June
                      26, 1998.
           10.28(13)  Silicon Valley Bank Loan Agreement.
           10.29(13)  Collateral Assignment, Patent Mortgage and Security
                      Agreement between the Company and Silicon Valley Bank.
           10.30(10)+ Asset Purchase Agreement dated July 9, 1997 between
                      Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.
           10.31(10)  Asset Purchase Agreement dated August 15, 1997 between
                      Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
           10.32(10)  Asset Purchase Agreement dated September 3, 1997, between
                      Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
           10.33(14)+ License Agreement with General Dynamics, dated May 4,
                      1999.
           10.34(14)  Cross-License, Supply and Training Agreement, dated May 4,
                      1999.
           27.1       Restated Financial Data Schedule.

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