Form 10-Q/A
period 1999-09-30
CONDUCTUS INC
filed 2000-03-30
CIK 884621

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

                            REASON FOR THE AMENDMENT

The Company has restated its financial statements as of and for the quarterly period ended September 30, 1999 to account for the mandatory redemption features of the Series B convertible preferred stock. See Note 6 to the Financial Statements.

                                 CONDUCTUS, INC.


                                   FORM 10-Q/A


                               September 30, 1999

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                        PAGE
Item 1:  FINANCIAL STATEMENTS.....................................................................................1

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

                  Notes to Condensed Financial Statements.........................................................4

PART II:  OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                 CONDUCTUS, INC.

                            CONDENSED BALANCE SHEETS

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                     1999                   1998
                                                                             ---------------------  ---------------------
                                                                              (Restated-Note 6)     (Restated-Note 6)
ASSETS                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents.............................................    $       182,612        $     1,547,169
   Short-term investments................................................                  -              1,341,014
   Accounts receivable ..................................................          2,736,452              1,109,794
   Inventories...........................................................            953,208                842,384
   Prepaid expenses and other current assets.............................            106,836                145,470
                                                                             ---------------------  ---------------------
     Total current assets................................................          3,979,108              4,985,831
   Property and equipment, net...........................................          1,509,635              2,020,324
   Other assets..........................................................            253,413                 28,800
                                                                             ---------------------  ---------------------
     Total assets........................................................    $     5,742,156        $     7,034,955
                                                                             =====================  =====================
LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       780,814        $       892,139
   Accounts payable......................................................            681,194                658,982
   Other accrued liabilities.............................................          1,372,286                778,758
                                                                             ---------------------  ---------------------
     Total current liabilities...........................................          2,834,294              2,329,879
   Long-term debt, net of current portion................................            793,203              1,341,407
                                                                             ---------------------  ---------------------
     Total liabilities...................................................          3,627,497              3,671,286
                                                                             ---------------------  ---------------------
REDEEMABLE PREFERRED STOCK
Preferred stock (Restated-Note 6)........................................          5,736,124              5,683,461

STOCKHOLDERS' EQUITY
Common stock.............................................................                716                    714
Additional paid-in capital...............................................         42,299,686             42,278,423
Accumulated deficit......................................................        (45,921,867)           (44,598,929)
                                                                             ---------------------  ---------------------
     Total stockholders' deficit.........................................         (3,621,465)            (2,319,792)
                                                                             ---------------------  ---------------------
     Total liabilities, redeemable equity and stockholders' equity.......    $     5,742,156        $     7,034,955
                                                                             =====================  =====================

               The accompanying notes are an integral part of these
                     financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     1999              1998             1999              1998
                                                ---------------   ---------------  ---------------   ---------------
Revenues:
  Product sales............................      $   195,900         $   186,312     $    735,070      $     623,675
  Contract.................................          293,993           1,078,270        1,642,129          2,808,395
  License..................................           10,684                   -        5,010,684                  -
                                                ---------------   ---------------  ---------------   ---------------
     Total revenues........................          500,577           1,264,582        7,387,883          3,432,070
                                                ---------------   ---------------  ---------------   ---------------

Costs and expenses:
   Cost of product sales...................          733,367             528,562        1,900,318          1,994,417
   Research and development................          996,165           1,266,399        3,150,327          4,468,949
   Selling, general and administrative.....          963,078             812,565        3,073,445          2,777,036
                                                ---------------   ---------------  ---------------   ---------------

     Total costs and expenses..............        2,692,610           2,607,526        8,124,090          9,240,402
                                                ---------------   ---------------  ---------------   ---------------

Loss from operations.......................       (2,192,033)         (1,342,944)        (736,207)        (5,808,332)
Interest income............................           14,027              13,671           72,355             56,445
Interest expense...........................          (80,872)           (304,035)        (269,201)          (448,536)
Other income (expense), net................           20,000                   -           22,504                  -
                                                ---------------   ---------------  ---------------   ---------------

     Loss before taxes.....................       (2,238,878)         (1,633,308)        (910,549)        (6,200,423)
Tax expense                                                -                   -           (1,350)                 -
                                                ---------------   ---------------  ---------------   ---------------

     Net loss..............................       (2,238,878)         (1,633,308)        (911,899)        (6,200,423)
Preferred dividend.........................          (99,680)                  -         (411,040)                 -
                                                ---------------   ---------------  ---------------   ---------------
Net loss attributable to

   common stockholders.....................     $ (2,338,558)       $ (1,633,308)    $ (1,322,939)     $  (6,200,423)
                                                ===============   ===============  ===============   ===============

Net loss per share:

   Basic and diluted.......................     $     (0.33)        $      (0.23)    $      (0.19)     $       (0.88)
                                                ===============   ===============  ===============   ===============

Shares used in per share calculations:

   Basic and diluted.......................       7,156,716            7,117,000        7,149,792         7,077,000
                                                ===============   ===============  ===============   ===============

            The accompanying notes are an integral part of these
                     financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      1999              1998
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net loss.................................................................     $    (911,899)    $ (6,200,423)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization............................................           648,552           684,570
   Provision for excess and obsolete inventories............................           119,882            96,176
   Compensation associated with warrant grants..............................                 -           146,575
   Release of allowance for doubtful accounts...............................          (133,974)                -
(Increase), decrease in:
   Accounts receivable......................................................        (1,492,685)          739,811
   Inventories..............................................................          (230,705)         (358,428)
   Prepaid expenses and other current assets................................            38,635          (463,295)
   Other assets.............................................................           (63,740)          500,000
Increase, (decrease) in:
   Accounts payable and other accrued liabilities...........................           225,701          (915,939)
                                                                                 ---------------   ----------------
       Net cash used in operating activities................................        (1,800,233)       (5,770,953)
                                                                                 ---------------   ----------------
Cash flows from investing activities:
   Maturities of short-term investments.....................................         1,349,880           556,633
   Purchases of short-term investments......................................            (8,866)                -
   Acquisition of other assets..............................................           (75,000)
   Acquisition of property and equipment....................................           (99,682)         (205,835)
                                                                                 ---------------   ----------------
       Net cash provided by investing activities............................         1,166,332           350,798
                                                                                 ---------------   ----------------
Cash flows from financing activities:
   Proceeds from borrowings.................................................                 -         4,450,000
   Net proceeds from issuance of common stock...............................            21,265           225,052
   Net proceeds from issuance of preferred stock............................                 -         6,374,511
   Costs to register preferred stock........................................           (58,337)                -
   Principal repayments on long-term debt...................................          (693,584)       (3,734,402)
                                                                                 ---------------   ----------------
       Net cash provided by (used in) financing activities..................          (730,656)        7,315,161
                                                                                 ---------------   ----------------
   Net increase (decrease) in cash and cash equivalents.....................        (1,364,557)        1,895,006

Cash and cash equivalents at beginning of period............................         1,547,169         2,611,560
                                                                                 ---------------   ----------------

Cash and cash equivalents at end of period..................................     $     182,612     $   4,506,566
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

BASIC AND DILUTED LOSS PER SHARE:

         A reconciliation of the numerator and denominator of the basic and diluted EPS is provided as follows:

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                          ------------------------------------- -------------------------------------
                                                 1999                1998             1999                1998
                                          -----------------  ------------------ ------------------  -----------------
   Net loss attributable to common
     stockholders.........................$   (2,338,558)     $    (1,633,308)   $   (1,322,939)    $    (6,200,423)
                                          =================  ================== ==================  =================

   Weighted average number of
     shares outstanding...................      7,156,716           7,117,000          7,149,792          7,077,000
                                          -----------------  ------------------ ------------------  -----------------
   Shares used in computing basic
     and diluted loss per share...........      7,156,716           7,117,000          7,149,792          7,077,000
                                          -----------------  ------------------ ------------------  -----------------

   Net loss per share:
     Basic and diluted....................$        (0.33)     $         (0.23)   $        (0.19)    $         (0.88)
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

2.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on                                       465,984             726,342
       progress completed - not billed..................................   $                   $
   Billed...............................................................           589,690             297,525
Commercial..............................................................           211,439             378,562
License fee.............................................................         1,575,000                   -
Allowance for doubtful accounts.........................................          (105,661)           (292,635)
                                                                          ------------------- -------------------
                                                                           $     2,736,452     $     1,109,794
                                                                          =================== ===================

                                 CONDUCTUS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                   (Unaudited)

3.       INVENTORIES:

         Inventories, net, consist of the following:

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
Raw materials...........................................................   $       370,812     $       441,130
Work in process.........................................................           569,864             198,341
Finished goods..........................................................           290,324             640,666
Allowance for excess and obsolete inventories...........................          (277,792)           (437,753)
                                                                          ------------------- -------------------
                                                                           $       953,208     $       842,384
                                                                          =================== ===================

4.       LONG TERM DEBT:

         Our credit facilities consist of a loan from a leasing company, a bank equipment term loan, a bank line of credit and a lease line of credit for new equipment purchases. Obligations related to our credit facilities as of September 30, 1999 and December 31, 1998 are as follows:

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------- -------------------
Loan payable to leasing company.........................................   $     1,510,222     $     1,978,366
Bank equipment term loan payable........................................            63,795             255,180
                                                                          ------------------- -------------------
     Total..............................................................         1,574,017           2,233,546
Less: current portion...................................................           780,814             892,139
                                                                          ------------------- -------------------
     Long-term debt.....................................................   $       793,203     $     1,341,407
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

6.       EFFECTS OF RESTATEMENTS:

         The Company issued 2,461,227 shares of Series B convertible preferred stock on September 11, 1998 and September 22, 1998.

         The Series B convertible preferred stock is are subject to redemption requirements that are outside of the control of the Company under certain limited circumstances as defined in the Series B certificate of designation. Those circumstances include a change in control of the Company in which 50% or more of the voting power of the Company is disposed of or a sale of all or substantially all of the assets of the Company. Under such circumstances, the holders of Series B convertible preferred stock are entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of common stock, an amount per share equal to $2.70 plus any unpaid dividends for each share of Series B convertible preferred stock.

         Although the Company believes that the likelihood of redemption occurring is remote, it has restated its financial statements at December 31, 1998 and at and for the three-month period ended September 30, 1999 to account for the redemption features of the Series B convertible preferred shares. The carrying value of the Series B convertible preferred stock, which was previously presented as a component of stockholders' equity, has been reclassified outside of stockholders' equity at September 30, 1999.

         The restatement of the financial statements at September 30, 1999 and for the three-month period then ended, for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at September 30, 1999, as previously reported and as restated, are as follows:

                                                                         SEPTEMBER 30, 1999
                                                                         ------------------
Redeemable equity - previously reported                                          $     --
Adjustment related to the presentation of the Series B                          5,736,124
                                                                             ------------
     convertible preferred stock  as redeemable
As restated                                                                    $5,736,124
                                                                               ----------

Stockholders' equity - previously reported                                     $2,114,659
Adjustment related to the presentation of the Series B                       ( 5,736,124)
     convertible preferred stock as redeemable
As restated                                                                  ($3,621,465)
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


    10.25(12)     Business Loan Agreement dated December 27, 1996 between
                  Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
    10.26(4)+     Master Loan and Security Agreement between the Company and
                  Transamerica Business Credit Corporation, dated June 26, 1998.
    10.27(4)      Stock Subscription Warrant Agreement between the Company and
                  Transamerica Business Credit Corporation, dated June 26, 1998.
    10.28(13)     Silicon Valley Bank Loan Agreement.
    10.29(13)     Collateral Assignment, Patent Mortgage and Security Agreement
                  between the Company and Silicon Valley Bank.
    10.30(10)+    Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of
                  Registrant's NMR Probe business.
    10.31(10)     Asset Purchase Agreement dated August 15, 1997 between
                  Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
    10.32(10)     Asset Purchase Agreement dated September 3, 1997, between
                  egistrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
    10.33(14)+    License Agreement with General Dynamics, dated May 4, 1999.
    10.34(14)     Cross-License, Supply and Training Agreement, dated May 4, 1999.
    27.1          Restated Financial Data Schedule.

---------------------------
+ Confidential treatment granted or requested as to certain portions of these exhibits.

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

                                           CONDUCTUS, INC.


Dated:  March 29, 2000                     /S/ RON WILDERINK
                                           ------------------------------------
                                           Ron Wilderink, Vice President of
                                           Finance and Chief Financial Officer