Form 10-K
period 1999-12-31
CONDUCTUS INC
filed 2000-03-30
CIK 884621

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
  (Mark One)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 3, 2000, was approximately $511.0 million based on the closing sale price of the Company's Common Stock, as reported by the Nasdaq SmallCap Market on March 3, 2000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On March 3, 2000, approximately 16,145,000 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding. The information in this paragraph assumes the conversion of all outstanding Series B and Series C Preferred Stock and the exercise of all outstanding warrants.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

(1) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders scheduled to be held on May 25, 2000, are incorporated by reference into Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I.........................................................................................................1

     ITEM 1.    BUSINESS.......................................................................................1

     ITEM 2.    PROPERTIES....................................................................................20

     ITEM 3.    LEGAL PROCEEDINGS.............................................................................20

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...........................................20

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................20

     ITEM 6.    SELECTED FINANCIAL DATA.......................................................................21

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........22

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....................................26

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................26

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........26

PART III......................................................................................................27

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................27

     ITEM 11.   EXECUTIVE COMPENSATION........................................................................27

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................27

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................27

PART IV.......................................................................................................27

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................27

                                     PART I


ITEM 1.      BUSINESS

OVERVIEW

     THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN REPORTS INCORPORATED BY REFERENCE THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT REFLECT CONDUCTUS, INC.'S CURRENT EXPECTATIONS REGARDING ITS FUTURE RESULTS OF OPERATIONS AND PERFORMANCE AND ACHIEVEMENTS. WE HAVE TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, SUCH AS THOSE SET FORTH UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," WHICH COULD CAUSE OUR FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY OF THESE STATEMENTS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

BUSINESS

     We develop, manufacture and market electronic products based on High-Temperature Superconductor ("HTS") technology. The unique properties of superconductors provide the basis for electronic products with significant potential performance advantages over products based on competing materials such as copper and semiconductors. Depending on the application, these advantages include enhanced sensitivity, efficiency, speed and operating frequency, as well as reduced power consumption, size, weight and cost.

     Beginning in 1997, we focused our efforts on applications for the wireless telecommunications market that take advantage of the superior performance and benefits afforded by HTS technology. We have developed a line of ClearSite-Registered Trademark- front-end receiver systems (hereinafter referred to as "ClearSite" or "ClearSite products") for cellular and personal communication services ("PCS") cell sites that may significantly enhance the services provided by wireless carriers. ClearSite products can provide significant benefits in base station performance, reduce the size of the filter components required and enable network services providers and OEMs to deploy new, and enhance existing, analog and digital cellular systems for increasingly demanding carrier network environments.

     In the existing wireless communications infrastructures, network service providers must overcome problems of limited capacity, insufficient coverage, and increasing interference. With the rollout of PCS, the transition to second-generation digital wireless services ("2G") and the added demands of wireless data communications, both cellular and PCS network operators face an increasing need for cost-effective solutions that address the problems that are developing in their rapidly-expanding infrastructure. As the wireless communications infrastructure expands, problems associated with interference, poor coverage and limited capacity are leading to decreased customer satisfaction and increased customer turnover. These problems decrease a network operator's ability to compete effectively and adversely affect their ability to maximize billable minutes. The requirement for increased bandwidth imposed by wireless data communications adds additional problems for network operators to solve.

     Our target wireless market is both global and growing. According to the Cellular Telecommunications Industry Association and analyst reports, at the end of 1998 there were over 300 million wireless subscribers worldwide and this number is expected to exceed 1 billion subscribers by 2003. In order to support these wireless customers, at the end of 1998 there were approximately 250,000 installed base stations worldwide, with the majority being cellular stations. Industry analysts estimate that more than 1,000,000 cellular and PCS base stations will be installed throughout the world by the end of 2003. The present cellular communications network, operating at frequencies near 850 MHz, was established when the typical cellular phone was capable of transmitting up to 3 watts of radio frequency power and the number of subscribers was relatively low. Today, portable handsets that transmit only 0.2 to 0.6 watts are increasingly replacing higher-power mobile phones, thereby decreasing the effective receiving range of existing base stations. In addition, many carriers moving from analog to digital (2G) technology have found that the range of the base station decreases. As a result, in rural and suburban areas where base stations are widely separated, current cellular customers can experience dropped calls due to "dead zones" in coverage. At the same time, the increasing demand for cellular service in urban areas has led to the utilization by service providers and their competitors of a greater number of channels within their allotted frequency bands, thereby increasing the incidence of interference. Moreover, the arrival of PCS and other competing services has placed new emphasis upon quality of service for established cellular operators.

     The evolution of wireless networks beyond voice traffic is one of the defining elements of the unfolding Information Age. Developing the necessary technology presents a great challenge to wireless operators and their suppliers because it involves a merging of two industries. New markets for wireless data are opening where information technology and telecommunications meet, bringing the Internet and the wireless network together. At present, wireless data applications are dominated by relatively undemanding services such as electronic mail and fax services, Short Message Services ("SMS") and 9.6 to 14.4kbit/s data. As succeeding generations of wireless services come on line, new applications such as smart messaging, file transfer, videophony, wireless imaging, e-commerce, remote healthcare and others become increasingly important and place higher demands upon the infrastructure. Other protocols and technologies coming on line such as HSCSD (High-Speed Circuit-Switched Data) and GPRS (General Packet Radio Service) are all leading up to the third generation of wireless technology ("3G"). The eventual use of wireless networks to carry video traffic will require over a hundred-fold increase in bandwidth. The growth of data traffic on wireless networks is expected to skyrocket over the next several years. According to an industry report, in 1999 data accounts for less than 2% of mobile traffic; by 2003, data is expected to account for 45% of mobile traffic.

     There are technology enablers and drivers that make it possible to incorporate wireless solutions into data technologies. At the basic level, the availability and advancement of handheld communications devices, smart phones and notebook computers has opened the door for the wireless data revolution. In this environment of rapid technology advances, there are increasing demands upon all elements of the communications system. In particular, the performance of the basic elements of the communication system--such as the interference filters and preamplifiers in the base stations--plays a crucial part. It is in this area that we believe that our technology can make a significant contribution.

     The International Telecommunications Union has identified 230MHz of spectrum in the bands 1885-2025MHz and 2110-2200MHz for 3G wireless systems under the IMT-2000 standard, a standard aimed at allowing users to seamlessly roam amongst the various networks and radio environments. At the present time, portions of these same bands are being used for deployment of second-generation wireless systems in some areas of the world. Furthermore, there are likely to be multiple IMT-2000 standards used for different services particularly in order to enable handover to existing cellular systems. Differing standards may well be allocated to adjoining bands so that IMT-2000 standards must be able to co-exist with non IMT-2000 systems. It is also expected that frequency allocations to operators will consist of one or more 5MHz blocks within the spectrum. All of these factors strongly suggest that various forms of adjacent band inference will manifest themselves to a significant degree in IMT-2000 systems. We believe that the need for high-performance filter technology will be significant.

     ClearSite products offer benefits to wireless base stations of all types, whether they are analog cellular installations, current generation digital (2G) or future high-bandwidth (3G) digital sites. The products, which feature a compact form factor and rugged housing, effectively improve coverage, reduce interference and increase network capacity, thus improving the network operators' ability to compete effectively and increase billable airtime. ClearSite products incorporate superconducting filters and cryogenic low-noise amplifiers to enhance receiver sensitivity and reduce interference from the growing number of competing wireless services. The products incorporate built-in RF diagnostics, alarm systems, remote monitoring capabilities and system failure bypass circuitry. The ClearSite product family currently includes omni-directional (two filter/low noise linear amplifier sets) and three-sector (six filters/low noise linear amplifier sets) systems for both "A" and "B" band cellular systems. These products, which are configured for installation within a base station, are fully compatible with both analog and digital protocols for both carriers. Additionally, we have shipped products designed for PCS and 3G applications for customer field and laboratory testing. Future products in the ClearSite line are expected to include versions designed for outdoor installation as well as for tower mounting. By late 2000, we also plan to offer six-sector versions of the ClearSite product, particularly for 3G base stations.

     We began field testing our ClearSite products in wireless base stations in 1996 with four cellular operators in the U.S. Testing progressed to the beta stage late in that year with the initiation of an extended field trial with Cellcom, Inc. ("Cellcom"), a service provider in Wisconsin. This trial, which concluded in April 1997 with the first commercial order for multiple ClearSite products, successfully demonstrated a significant reduction in the number of dropped calls and enhanced voice quality. Commercial product shipments began in December 1997.

     In 1996 and 1997, we also began developing and delivering prototypes of products incorporating our HTS filter and cryocooled low-noise amplifier technology to customers in the US government for a variety of specialized communications applications. Delivery of production products began in 1998. These products offer similar performance benefits to those provided by ClearSite products but are tailored to the specific needs of military and other government customers. Many of these systems are ruggedly packaged for field deployment and have passed rigorous environmental and other tests to qualify them for use by the customers.

     During 1998 and 1999 we made advances in both the commercial and government wireless markets. We completed a number of trials, including trials at companies with 400 to more than 10,000 cell sites. We conducted trials at what are believed to be the two largest wireless carriers in the world. By the end of fiscal 1999, we had received orders from eleven companies, including eight United States operating companies, two major OEMs and a leading Japanese carrier. Several placed multi-unit deployment orders. In addition, we received formal approval for interoperability with Nortel Networks wireless systems. We also completed a number of wireless qualification field trials in Japan, which we feel is an important step in our attempt to penetrate the 3G market in Japan. Our extensive field trial program is yielding important data on HTS benefits in analog cellular systems, CDMA and TDMA digital systems and in 3G systems. We believe that the growing body of data for all these protocols may provide an increasingly strong argument supporting widespread deployment of HTS technology in the wireless infrastructure. In addition to advances in the commercial wireless sector, Conductus has continued to make progress in developing government applications of HTS communications technology. In May 1999, we executed a licensing and supply agreement with General Dynamics Information Systems (GDIS) under which GDIS obtained exclusive rights within the government markets to our technology and we obtained a strategic relationship, giving us access to a broader range of customers and applications than we could achieve on our own. Conductus received $5 million in cash compensation under the terms of the agreement. In addition, this agreement provides for an on-going supply relationship and cross-licensing agreement.

     From our incorporation in 1987 to 1997, we pursued development of materials and process technology for HTS as well as applications research. These efforts were sponsored in part by government research and development contract funding. We initiated commercial product shipments in 1992 addressing multiple markets, including the communications, health care and instrumentation markets. In late 1996, we made the strategic decision to focus on the rapidly growing telecommunications market. In the third quarter of 1997, we completed two organizational changes aimed at focusing on wireless communications. We closed our Instrument and Systems division and sold our NMR spectroscopy probe business. In mid-1999, we licensed our remaining instrumentation business to another firm. Research and development efforts are now focused on developing applications in the communications market, including superconducting circuits for high-speed telecommunications switching.

     The market for products based on HTS technology is in the early stages of development. However, this market is expected to become intensely competitive in the future. With the continued growth of global telecommunications networks, service providers are increasingly outsourcing critical components in an effort to shrink time-to-market, reduce production and development costs, and circumvent the increasing scarcity of skilled specialists in advanced telecommunications technology. We believe that our technology, intellectual property, manufacturing process, highly-skilled personnel and track record with customers provide us with significant competitive advantages. Based on publicly available data, we believe that our ClearSite products offer performance advantages over competing thin-film HTS products for the wireless market, particularly in the area of filter selectivity. We further believe that thin-film HTS products in general offer significant advantages over thick-film HTS products with respect to system size, weight and power consumption.

     Our primary competitors in the HTS filter business currently are Illinois Superconductor, Inc. (thick film), Superconductor Technologies, Inc. (thin film) and CryoDevices Inc. (thin film). Our current sales and marketing strategy relies primarily on direct sales for our commercial communications products for the domestic market and upon distributors in the foreign markets we elect to pursue. Sales and market efforts for government products are conducted in conjunction with GDIS, which has primary responsibility for developing the government market for our HTS products. We believe that our products have significant long-term potential as new generations of telecommunications equipment are installed throughout the world due to the integration of technology advances and the opening of new markets. We intend to leverage our product line, our established relationships with industry leaders, and our experienced team of engineers to provide support and services to network operators worldwide.

BACKGROUND

SUPERCONDUCTORS

     Superconductors are materials that have the ability to transport electrical energy with little or no loss when cooled to a "critical" temperature. The intrinsic properties of superconductors are unique in nature and offer potential performance benefits to electrical and electronic systems. These include reliable signal transmission, extreme magnetic sensitivity and efficient high-speed switching. When electrical currents flow through ordinary materials, they encounter resistance, which consumes energy by converting electrical energy into heat energy. Depending on whether direct or alternating current is applied, superconductors have the ability to transport electrical current with no resistance at all or with only a tiny fraction of what is found in the best conventional conductors. This property is extremely beneficial in electronic components. Other intrinsic properties of superconductors enable the fabrication of unique electronic devices, including high-speed electronic switches and ultra-sensitive magnetic sensors.

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

     FOCUS ON COMPLETE SOLUTIONS. We believe that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the superconductive components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the reduced temperatures necessary to sustain superconductivity. For this reason, in addition to our thin-film expertise, we have also established significant expertise and know-how in electronic device and component design, analog and digital electronic engineering, super-cooling, mechanical engineering and system integration. We seek to make the presence of superconductive and super-cooling components an entirely integral feature of our products. By skillful integration of the refrigeration system into our communications filter subsystems, for example, and by selection of a refrigeration approach with proven durability, we believe that our products can be easily accommodated and well accepted by end users. Furthermore, we believe that providing our technology at the subsystem level to system manufacturers in specific markets will allow us to rapidly and efficiently expand both our product line and our customer base.

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

     MAINTAIN TECHNOLOGICAL LEADERSHIP. We have devoted significant resources to developing proprietary high-temperature superconductor thin-film manufacturing and process technologies. Based on publicly available information, we believe that our technologies are more advanced than those of other companies or research laboratories. We have received 28 U.S. patents and three related foreign patents, of which six were assigned to Bruker Instruments, Inc. under an asset purchase agreement entered into in July 1997. We retain a license to freely use the technology related to the patents assigned to Bruker outside the nuclear magnetic resonance field of use. The remaining 22 patents have unexpired terms ranging from 10 to 17 years. Additionally, we have 8 patent applications pending. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. We have also licensed from Lucent Technologies, Inc. certain rights to Lucent's patents and patent applications for yttrium barium copper oxide.

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

                                                                               RURAL         URBAN
       SUPERCONDUCTOR BENEFIT                             REASON              CELLULAR      CELLULAR      PCS
       ----------------------                    -------------------------  -------------  -----------   -------
       Reduced interference......................Sharp filters                                 -           -
       Increased capacity........................Sharp filters                                 -           -
       Improved coverage/extended range..........Reduced system noise            -             -
       Compact form-factor.......................Thin-film technology                          -           -

FUTURE APPLICATIONS

     We are exploring the application of superconductive and cryoelectronic technologies to a variety of applications in the broader communications market. Among these are subsystems for communications satellites, antenna components and various elements of high-speed and/or high-bandwidth communications equipment.

STRATEGIC ALLIANCES AND DEVELOPMENT AGREEMENTS

     We are and have been a party to a number of collaborative arrangements with corporations and research institutions with respect to the research, development and marketing of some of our potential products. We evaluate, on an ongoing basis, potential collaborative relationships and intend to continue to pursue such relationships. Our future success will depend significantly on our collaborative arrangement with third parties. We cannot assure you that these arrangements will result in commercially successful products.

     LUCENT TECHNOLOGIES, INC. Conductus and Lucent entered into a joint development and licensing agreement in April 1996, under which we developed a prototype superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent provided technical support to the program. Initial tests of a prototype of the receiver portion of the subsystem were conducted in April 1996. A more complex prototype subsystem containing six HTS receiver channels and three conventional transmit filters was delivered to Lucent at the end of that year. Under the agreement, each party retains rights to the intellectual property it developed under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned.

     CTI-CRYOGENICS. Conductus and CTI-Cryogenics, a division of Helix Technology Corporation, entered into a collaboration agreement in September 1995, under which CTI worked with us to design interfaces between CTI cryocoolers and our subsystems.

     HIGH-TEMPERATURE SUPERCONDUCTOR THIN-FILM MANUFACTURING ALLIANCE. Conductus was a principal member of the High-Temperature Superconductor Thin-Film Manufacturing Alliance, an association formed in November 1995 to develop cost-effective manufacturing methods for yttrium barium copper oxide thin-films for radio-frequency applications, establish industry standards and provide second-sourcing and technology transfer among the companies under a program which was funded in part by the Department of Defense Advanced Research Projects Agency through 1997. Superconductor Technologies, Inc. was the other principal member of this association. Other members included Stanford University, the Georgia Research Corporation, Focused Research, Microelectronic Control and Sensing Incorporated, IBIS and BDM Federal. Each member of the association has certain access to the technology of the other parties developed under the program.

     GDIS LICENSE AGREEMENT. On May 4, 1999, we entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license our high temperature superconductive ("HTS") electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to our HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. Upon execution of the agreement, GDIS made an immediate payment to us of $2,900,000. In addition, GDIS began paying us $175,000 on the first day of each month for 12 months beginning on July 1, 1999. Conductus and GDIS also entered into a Cross-License, Supply and Training Agreement under which Conductus and GDIS agreed to cross-license updates, if any, to the licensed technology developed by either party.

Additionally, we agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, we recognized revenues of $5,000,000 for the year ended December 31, 1999.

     Conductus believes that the benefits to Conductus of the GDIS agreement are that Conductus has gained a powerful strategic relationship in developing the government market for HTS products. GDIS is well connected in the military and intelligence community and has access to customers and applications that Conductus alone did not. In addition, GDIS had developed its own technology to address needs of government customers that can be combined with our technology to provide unique system-level solutions to specific applications problems. We expect that GDIS will benefit from the agreement by gaining exclusive access to what it has accessed as an enabling technology for a number of applications. Working together, the two companies plan to offer their joint technologies to a broad range of government customers.

RESEARCH AND DEVELOPMENT

GOVERNMENT CONTRACTS

     Our research and development expenses in the fiscal years 1997, 1998 and 1999 were approximately $10,626,000, $5,621,000 and $4,431,000, respectively.
Externally funded research and development programs, primarily under contracts with the U.S. government, accounted for approximately $9,814,000, $5,661,000, and $2,478,000 of total operating expenses in the fiscal years 1997, 1998 and 1999, respectively. The decreases in contract revenues relate primarily to the narrowing scope of our business interests in 1997, 1998 and 1999. Our revenue from government-related contracts represented approximately 77%, 79% and 25% of total revenues for fiscal years 1997, 1998 and 1999, respectively. The decrease in contract revenue as a percentage of total revenue in 1999 was due primarily to the impact of license revenue recorded from the GDIS agreement.

     We believe that we will continue to be heavily dependent on U.S. government contracts to fund a significant portion of our research and development programs. Our strategy is to fund a significant portion of our research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government.

     As of December 31, 1999, we had received aggregate awards since our inception of approximately $50,576,000 from U.S. government agencies, including approximately $229,000, awarded during the year ending December 31, 1999.


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

     - The failure or inability of a general contractor to perform contract in circumstances where we are a subcontractor;

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

PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

     We have received 28 U.S. patents and three related foreign patents, of which six were assigned to Bruker Instruments, Inc. under an asset purchase agreement entered into in July 1997. We retain a license to freely use the technology related to the patents assigned to Bruker outside the nuclear magnetic resonance field of use. The remaining 22 patents have unexpired terms ranging from 10 to 17 years. Additionally, we have 8 patent applications pending. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. We have also licensed from Lucent Technologies, Inc. certain rights to Lucent's patents and patent applications for yttrium barium copper oxide.

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

     A patent issue of particular importance to us relates to copper oxides, including yttrium barium copper oxide. We have neither obtained any issued patents nor have we filed any patent applications covering the composition of any copper oxides. However, several U.S. and foreign patent applications are pending that would, if issued, cover the composition of yttrium barium copper oxide. We understand that at least several U.S. applications, including that of Lucent Technologies (our licensor), are the subject of an interference proceeding. Additionally, E. I. duPont de Nemours & Co. has notified us that it is the exclusive licensee of patents issued in Israel, Sweden, Taiwan and the United Kingdom covering the composition of yttrium barium copper oxide and a method for using yttrium barium copper oxide in superconducting applications. We have obtained a license from Lucent Technologies to use yttrium barium copper oxide in our products. Lucent has reported to us that they have prevailed in the interference proceeding, but we do not have independent verification of such result. Should another party prevail, we may need to obtain a license from that party in order to continue to develop and sell products based on yttrium barium copper oxide.

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

     Additionally, successful marketing of a material portion of our ClearSite products depends in part on nonexclusive licenses obtained from various licensers. There can be no assurance that such licenses will not be terminated by licensors or that Conductus will be able to develop alternate products that do not require these or other licenses.

     We own the U.S. registered trademarks "CONDUCTUS-Registered Trademark-," and "ClearSite-Registered Trademarks-."

MANUFACTURING

     We have performed pioneering work in materials, processes and structures based on thin-film superconducting technology. We have established a pilot production facility at our headquarters in Sunnyvale, California, to fabricate, test and assemble thin films and components. We fabricate two-, three- and four-inch wafers in two cleanroom areas that consist, in total, of approximately 2,600 square feet. Additionally, we assemble systems in a 3,250 square foot manufacturing facility, which includes cleanrooms of approximately 1,250 square feet. We combine what we believe to be the world's most advanced yttrium barium copper oxide thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, low temperature packaging, mechanical engineering and system integration.

     The primary materials and equipment used in our ClearSite products include substrates, yttrium barium copper oxide precursors and processing equipment. We procure our substrates from several suppliers. We primarily utilize yttrium, barium and copper to produce yttrium barium copper oxide. These metals are available from numerous vendors. In limited cases, we use yttrium barium copper oxide purchased from two sources. Our processing equipment is assembled from off-the-shelf components that we can obtain from multiple sources.

     We believe that most of our products will be in the form of subsystems that incorporate superconducting and cryoelectronic components with super-cooling refrigerators and conventional electronic assemblies. Apart from the superconducting components, which are manufactured by us, we anticipate that most other components of our subsystems will be purchased as standard products from commercial vendors or specially ordered from various suppliers. These include super-cooling refrigerators, printed circuit boards, product cases and housings, vacuum vessels and other components. We currently obtain certain ClearSite product components, including cryocoolers, from a single source or a limited number of suppliers. Although we do not believe that we are ultimately dependent upon any supplier as a sole source or limited source for any critical components, our inability to develop alternative sources, a prolonged interruption in supply or a significant increase in price of one or more components would harm our business, operating results and financial condition.

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

     We also believe that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Hypres, Inc. in digital circuits; and Illinois Superconductor Corp. and Superconductor Technologies Inc. in wireless communications. Furthermore, academic institutions, governmental agencies, and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field.

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

SALES AND MARKETING

     In order to successfully commercialize our products, we are expanding our sales, marketing and distribution staffing and activities. Our current sales and marketing strategy relies primarily on direct sales for our communications products in the United States and distributors abroad. During 1999, we added sales and sales support personnel and appointed a distributor for the Japan market.

     We intend to add additional personnel to support our sales and marketing efforts. These employees will be actively engaged in direct marketing to customers, as well as in sales and marketing support. We actively market our products through direct mail advertisements, as well as through demonstrations at industry trade shows. Our employees have published the results of their research at Conductus widely in trade and technical journals. Additionally, our employees have frequently presented our technology as invited speakers at conferences worldwide.

ENVIRONMENTAL MATTERS

     We use certain hazardous materials in our research and manufacturing operations. As a result, we are subject to federal, state and local governmental regulations. We believe that we have complied with all regulations and have all permits necessary to conduct our business.

EMPLOYEES

     As of December 31, 1999, we had a total of 57 full-time equivalent employees of which 19 hold advanced degrees. Of the total full-time employees, 25 were engaged in research and product development, 15 in manufacturing, 8 in sales and marketing, and 9 in administration and finance. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

     Our executive officers are as follows:

NAME                                             AGE   POSITION
----                                             ---   --------
Charles E. Shalvoy........................        51   President, Chief Executive Officer and Director

Ron Wilderink.............................        41   Vice President of Finance, Chief Financial Officer and
                                                       Secretary

Jim Simmons...............................        50   Vice President, Sales and Marketing

Randy W. Simon, Ph.D......................        46   Vice President, Technology Programs

Larry Burgess.............................        54   Vice President, Engineering

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

     MR. WILDERINK was appointed Chief Financial Officer in 1998 and Secretary in 1999. From 1995 until 1998, he was with Oak Technology, Inc., a multinational semiconductor manufacturer where he was Vice President, Corporate Controller. His prior experience includes management positions in the finance organizations of Bell Microproducts, Inc., a distributor of high technology products, and VMX, Inc., a manufacturer of integrated voice processing systems. Mr. Wilderink holds a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California.

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

     DR. BURGESS joined the Company as Vice President, Engineering in April 1999. He has 27 years experience in the wireless communications industry, during which he directed numerous projects involving the development of new products, systems, and processes, and has recent in-depth experience at companies designing and manufacturing radio equipment for cellular and PCS applications. Dr. Burgess came to Conductus from interWAVE Communications, a Redwood City, California based manufacturer of compact wireless base stations. Prior to interWAVE, Dr. Burgess was Systems Engineering Manager for the Wireless Group at Zilog, Inc. in Campbell, California. He has also been Vice President of Engineering at Flam & Russell, Inc., a design-engineering firm in Pennsylvania, and Senior Staff Engineer for Magnavox Corporation. He received his SB, SM, and EE degrees in Electrical Engineering at the Massachusetts Institute of Technology, and his Ph.D. in Systems Engineering at the University of Pennsylvania.

RISK FACTORS

THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS HAVE BEEN, AND IN THE FUTURE MAY BE, AFFECTED BY A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, OR THAT WE CURRENTLY CONSIDER IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BECOME PROFITABLE

     We cannot assure you that we will ever be profitable or, if we become profitable, that we will continue to be profitable thereafter. As of December 31, 1999, we had accumulated net losses of approximately $48.7 million. We expect to incur substantial additional losses at least through 2000 as we expand our operations. Continued development of our products may require us to commit substantial resources to:

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

     -    The size and timing of government funded contracts;

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

     Another factor making our future operating results difficult to predict is the fact that our products are typically shipped shortly after orders are received. Accordingly, future quarterly revenues are difficult to predict since they depend substantially on orders booked and shipped during those quarters. Product revenues are also difficult to forecast because our sales cycle, which may increase in the future, varies substantially from customer to customer and by distribution channel. We base our expense levels and plans for expansion, including our plan to significantly increase both our sales and marketing, and research and development efforts, in significant part on our expectations of future revenues. These expenses and expansion plans are relatively fixed in the short-term.

Consequently, our operating results in any given quarter are likely to be disproportionately harmed if revenues in that quarter fall below our expectations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE SUPERCONDUCTIVE ELECTRONICS INDUSTRY OR AGAINST ALTERNATIVE TECHNOLOGIES

     Although the market for superconductive electronics currently is small and in the early stages of development, we believe this market is intensely competitive. A number of large companies with substantially greater financial resources and capabilities are engaged in programs to develop and commercialize products which may compete with ours, or they may begin such programs if the market develops. Smaller companies, including Illinois Superconductor Corporation and Superconductor Technologies, Inc., are also developing and commercializing superconductive electronic products. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to commercial superconductive electronic products. Our success will depend on our ability to develop and maintain our technological leadership while managing the various risks described in this Annual Report on Form 10-K. Our failure to compete successfully could significantly harm our business and financial condition and the value of our common stock.

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

     A significant portion of our revenue has been derived from contracts with the U.S. government. Although we anticipate that government contract revenues will grow in 2000 compared to 1999, revenues from government contracts may not grow and may fall. A reduction in, or discontinuance of, the government's commitment to or our participation in such programs would significantly harm our business, operating results and financial condition. Our revenue from government-related contracts represented approximately 77%, 79% and 25% of total revenue for fiscal years 1997, 1998 and 1999, respectively. The decrease was due primarily to an increase in revenues from a licensing transaction with General Dynamics Information Systems, Inc. Our contracts involving the U.S. government may include various risks, including:

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

BECAUSE THE SUPERCONDUCTIVE ELECTRONICS MARKET IS NEW AND UNCERTAIN, WE CANNOT PREDICT WHETHER OUR PRODUCTS WILL BE COMMERCIALLY ACCEPTED

     The superconductive electronics market is new, with limited product commercialization to date. Since our inception we have been engaged principally in research and development activities. Although we have introduced a number of superconductive electronic products, most of our revenues to date have been derived from government research and development contracts. We may not successfully develop, introduce and market new products or product enhancements. Any new products or product enhancements may not be well received in the marketplace or achieve any significant degree of commercial acceptance.

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

YEAR 2000 ISSUES MAY GIVE RISE TO POTENTIAL PROBLEMS

     As of the date of this Annual Report on Form 10-K, our systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. We are not aware that any of our primary vendors or systems maintained by third parties have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of yet, Year 2000 issues may not become apparent immediately and, therefore, we may be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise.

OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE AND WE MAY BE EXPOSED TO COSTLY SECURITIES CLASS ACTION LAWSUITS

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

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. In the past, securities class action lawsuits have often been brought against such companies following periods of stock price volatility. We may be affected by similar litigation in the future, which could result in substantial costs and cause a diversion of management's attention and resources. These events could significantly harm our business, operating results and financial condition.

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

     Certain components of our subsystems, including cryocoolers, are currently obtained from a single source or a limited number of suppliers. Our business, operating results and financial condition could be significantly harmed by

     - an inability to develop alternative sources or to meet customer demand,

     -    a prolonged interruption in supply, or

     -    a significant increase in price of one or more components.

OUR FAILURE TO SUCCESSFULLY DEVELOP COLLABORATIVE RELATIONSHIPS WITH GOVERNMENT AGENCIES, RESEARCH INSTITUTIONS AND OTHER COMPANIES COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

     We have established and continue to seek collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Our success depends on the development and success of these collaborative arrangements. However, we may not be able to enter into collaborative arrangements on commercially reasonable terms, and even if established, these arrangements may not succeed. Even if these programs are successful, we cannot assure you that our collaborative partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. Finally, these programs

     - may require us to share control over our development, manufacturing and marketing programs and relinquish rights to our technology,

     - may be subject to termination at the discretion of our collaborative partners and

     - may restrict our ability to engage in certain areas of product development, manufacturing and marketing.

OUR ABILITY TO PROTECT OUR PATENTS AND OTHER PROPRIETARY RIGHTS IS UNCERTAIN, EXPOSING US TO POSSIBLE LOSSES OF COMPETITIVE ADVANTAGE

     Our efforts to protect our proprietary rights may not succeed in preventing their infringement by others or ensure that these rights will provide us with a competitive advantage. Pending patent applications may not result in issued patents and the validity of our issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of our products. Additionally, certain of the issued patents and patent applications are jointly owned by us and third parties. The fact that any owner or co-owner of a patent has the right to license rights under their patent or application could cause us to lose exclusive control over our inventions. These events could result in losses of competitive advantage, which losses may harm our business, financial condition and results of operation.

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

OUR SUCCESS DEPENDS ON THE ATTRACTION AND RETENTION OF SENIOR MANAGEMENT AND TECHNICAL PERSONNEL WITH EXPERTISE RELEVANT TO THE HIGH-TEMPERATURE SUPERCONDUCTOR MARKET

     As a competitor in the highly technical high-temperature superconductor market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow our product development and commercialization objectives. Due to the specialized nature of high-temperature superconductors, we also depend upon our ability to attract and retain qualified technical and key management personnel. In addition, we target our products towards markets that require substantial industry knowledge and expertise. We currently have limited expertise in these areas and it is essential that we attract and retain qualified personnel with expertise in manufacturing, marketing, sales and support in each of our targeted markets. Competition for qualified personnel in the high-temperature superconductor market is intense and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

REGULATORY CHANGES NEGATIVELY AFFECTING WIRELESS COMMUNICATIONS COMPANIES COULD SUBSTANTIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS COULD BE ESPECIALLY COSTLY DUE TO THE HAZARDOUS MATERIALS WE MUST USE AS A MAKER OF SUPERCONDUCTORS

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


BECAUSE OUR CORPORATE GOVERNANCE STRUCTURE MAY PREVENT OUR ACQUISITION BY ANOTHER COMPANY, YOU MAY BE DENIED A PREMIUM OVER THE PUBLIC TRADING PRICE FOR YOUR SHARES

       It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our shareholders receiving a premium over the public trading price for their shares. However, we have adopted a stockholder rights plan which, if triggered, could make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would create an immediate benefit to our stockholders. Further, provisions of our restated certificate of incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of Conductus by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent and our bylaws require advance notice of any matters to be brought before the stockholders at the annual meeting.

     In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the terms of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock. These factors could result in the loss of a premium over the public trading price for their shares of Conductus.

WE DO NOT INTEND TO PAY DIVIDENDS

     We have never paid cash dividends and do not anticipate paying cash dividends on the common stock in the foreseeable future.

ITEM 2.  PROPERTIES

     Our principal facility, including our pilot production facility, is located in two buildings providing approximately 40,000 square feet of available space in Sunnyvale, California, with leases which were due to expire in August 2000 and 2001. In January 2000, we exercised our option to extend the lease on both buildings through February 28, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material litigation and are not aware of any pending or threatened litigation against us that could have a material adverse effect upon our business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to our stockholders during our fourth quarter of 1999.

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

                                                                                              HIGH      LOW
                                                                                              ----      ---
       1997
       First Quarter....................................................................      $9 1/4  $6
       Second Quarter...................................................................       7 5/8   5 5/8
       Third Quarter....................................................................       6 5/16  4 7/8
       Fourth Quarter...................................................................       5 7/8   3 1/4

       1998
       First Quarter....................................................................      $5      $2 31/32
       Second Quarter...................................................................       4 3/8   2 7/8
       Third Quarter....................................................................       4 1/2   2 1/16
       Fourth Quarter...................................................................       2 1/4   1 1/64

       1999
       First Quarter....................................................................      $2 1/16 $  31/32
       Second Quarter...................................................................       2 7/16  1 1/4
       Third Quarter....................................................................       2       1 7/8
       Fourth Quarter...................................................................      11 3/4   2

     As of March 3, 2000, the closing sale price of our common stock was $54 3/8 per share.

     On March 3, 2000, we had 71 holders of record of our common stock.

     On December 10, 1999, we sold and on December 22, 1999 issued an aggregate of 375,000 shares of our Series C Preferred Stock at a price per share of $40.00 and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $4.00 per share in a private placement of our equity. The offering was not underwritten and raised $15,000,000. Certain of our investors and other institutional and accredited investors purchased shares of

Series C Preferred Stock and warrants in such offering, which sales were exempt from the requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D under the Act.

     The shares of Series C Preferred Stock are convertible on a 1-to-10 basis into Common Stock subject to anti-dilution protections. In addition, the shares of Series C Preferred Stock have a cumulative dividend of 6% and certain liquidation preferences over the shares of Common Stock as set forth in the Certificate of Designation of Series C Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with both the Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. The results of operations for the year ended December 31, 1999 or any other period are not necessarily indicative of future results.

                                                                         YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         1995         1996        1997        1998          1999
                                                      ------------ ----------- ----------- ----------- ---------------
Statement of Operations Data:
Revenues:
   Contract.........................................  $    8,148   $   9,691   $   7,266   $    3,698  $     1,915
   Product sales....................................       2,434       2,852       2,188          991          872
   Other............................................           -           -           -            -        5,011
                                                      ------------ ----------- ----------- ----------- ---------------
     Total revenues                                   $   10,582   $  12,543   $   9,454   $    4,689  $     7,798
                                                      ============ =========== =========== =========== ===============

Loss from operations................................  $   (4,423)  $  (5,109)  $  (7,499)  $   (7,132) $    (3,116)
                                                      ============ =========== =========== =========== ===============

Net loss attributable to common stockholders........  $   (4,422)  $  (5,004)  $  (7,543)  $   (7,829) $    (4,070)
                                                      ============ =========== =========== =========== ===============

Basic and diluted net loss per common share
   attributable to common stockholders..............  $    (0.80)  $   (0.80)  $   (1.09)  $   (1.10)  $    (0.57)
                                                      ============ =========== =========== =========== ===============

Shares used in per share calculations...............       5,543       6,263       6,897        7,088        7,155
                                                      ============ =========== =========== =========== ===============

                                                                              DECEMBER 31,
                                                                             (IN THOUSANDS)
                                                         1995        1996         1997        1998        1999
                                                      ----------- ------------ ----------- ----------- ------------
Balance Sheet Data:
   Working capital.................................   $   4,287   $   9,135    $   1,822   $   2,656   $  13,684
   Total assets....................................      10,128      16,081        8,762       7,035      18,597
   Long-term debt, less current portion............       1,146       1,022          310       1,341         596
   Total liabilities...............................       4,315       4,898        4,460       3,671       3,944
   Redeemable preferred stock......................           -           -            -       5,683      10,778
   Stockholders' equity............................       5,814      11,183        4,301      (2,320)      3,875

--------------------------------------------
The above "basic and diluted loss per common share" and "shares used in per share calculations" information was computed on the basis described for net loss per share in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of December 31, 1999, we had accumulated losses of approximately $48,669,000 and we expect to incur significant additional losses during 2000. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

     Our total revenues increased to $7,798,000 in 1999 from $4,689,000 in 1998 after decreasing from $9,454,000 in 1997.

     Revenue under U.S. government research and development contracts represented approximately 77%, 79% and 25% of total revenue in 1997, 1998 and 1999, respectively. Contract revenue decreased to $1,915,000 in 1999 from $3,698,000 in 1998 and from $7,266,000 in 1997. The decreases in contract revenue relate primarily to the narrowing scope of our business interests in 1997, 1998 and 1999. During this time, we began to focus exclusively on contracts relating to our wireless telecommunications business and did not continue to seek additional contracts related to superconducting technologies outside of the wireless telecommunications market. We have submitted several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted and anticipate that government contract revenues will increase compared to 1999, however we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

     Revenue from product sales represented approximately 23% in 1997, 21% in 1998 and 11% in 1999. Product revenue decreased to $872,000 in 1999 from $991,000 in 1998 and $2,188,000 in 1997. The decreases in product revenue relate primarily to a decrease in revenue from products that do not relate to our core market, including sales of magnetic sensing systems, and other products partially offset by an increase in revenue from sales of our wireless telecommunications products. We recognized revenue on our wireless telecommunications products of $96,000, $762,000 and $762,000 in 1997, 1998 and 1999, respectively. Future sales of these products are subject to numerous technical and market risks.

     On May 4, 1999, we entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license our high temperature superconductive ("HTS") electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. Upon execution of the agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS began paying the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. Conductus and GDIS also entered into a Cross-License, Supply and Training Agreement under which Conductus and GDIS agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, the Company agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, Conductus recognized revenues of $5,000,000 for the year ended December 31, 1999.

     Cost of product sales were $1,845,000, $2,685,000 and $2,508,000 for 1997,
1998 and 1999, respectively. The 1997 cost of products were primarily composed of costs of superconducting magnetic systems manufactured by our Instrument and Systems Division, which we disposed of in 1997. The cost of products in 1998 and 1999 were primarily composed of costs of the wireless telecommunications products. Cost of product sales increased in 1998 compared to 1997 despite the lower volume of sales primarily as a result of the increased overhead and start up costs associated with our wireless communications products. Cost of product sales decreased in 1999 compared to 1998 and 1997 due to lower direct costs.

     Gross margins on product sales were 16%, (171%) and (188%) for 1997, 1998 and 1999, respectively. The decrease in gross margins from 1997 to 1998 was primarily due to the start up costs of wireless communications product lines in late 1997. The 1999 gross margin decrease resulted from lower revenue partially offset by lower direct cost of product. The costs of the business are primarily fixed costs; therefore, gross margins are adversely impacted by lower product revenue. We anticipate gross margins to increase as shipments of the wireless communication products increase, however we cannot assure you that margins will improve in the future. Costs of contract revenues are included in research and development expenses and are discussed below.

     Research and development includes both externally and internally funded projects. Research and development expenses were $10,626,000, $5,621,000 and $4,431,000; and represented 112%, 120% and 57% of our revenues in 1997, 1998 and 1999, respectively. The decreases from 1997 to 1999 are primarily related to the impact of decreases in contract revenues during the comparison periods. These decreases were offset somewhat by increased spending on new wireless communication and development activities.

     Research and development expenses include approximately $9,814,000, $5,661,000 and $2,478,000 in 1997, 1998 and 1999, respectively, attributable to contracts with agencies of the United States government. These decreases reflect the narrower scope of our business interests. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses compared to 1999.

     Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $4,330,000, $3,514,000 and $3,976,000 in 1997, 1998 and 1999, respectively. The decrease in spending in 1998 compared to 1997 was related to decreases in spending in administration compared to the prior year resulting from lower overall headcount levels. The 1999 increase compared to 1998 was primarily the result of increases in the sales and marketing department. We expect to continue to incur increasing sales and marketing expenses to the extent we increase sales of commercial products, particularly in the communications markets.

     Interest income was $267,000, $97,000 and $89,000 in 1997, 1998 and 1999,
respectively. The decrease in interest income in 1998 compared to 1997 was primarily due to lower average cash balances during the comparison periods.

     Interest charges related primarily to our loan from a leasing company as well as our bank term loans. Interest expense was $202,000, $530,000 and $338,000 in 1997, 1998 and 1999, respectively. The increase in interest expense in 1998 compared to 1997 was primarily the result of higher average debt levels during the comparison periods. Interest expense in 1998 includes interest payments on the bridge loan facility we entered into with our bank, payments related to the outstanding loan from a leasing company and the amortization of the value of warrants issued to the bank and leasing companies. The reduction of interest payments in 1999 compared to 1998 was due to the repayment of term loans and reduced borrowing against our line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through:

     - $13,251,000 in net proceeds from our initial public offering of common stock in August 1993,

     - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

     - $49,565,000 raised in private placement financings, including net proceeds of $14,906,000 raised in December 1999 and $13,670,000 in January 2000,

     -    $45,885,000 from U.S. government contracts,

     - $1,348,000 in outstanding borrowings under various lease and bank loan arrangements, and

     -    $3,873,000 in interest income.

     In December 1999, we issued a total of 375,000 shares of Series C preferred stock convertible into 3,750,000 shares of common stock, and issued warrants to purchase 750,000 shares of common stock, for a total of $15,000,000. In January 2000, we issued 1,000,000 shares of common stock for $13,670,000.

     We allocated the net proceeds of $14,906,000 after issuance costs of $94,000 from the sale of the Series C preferred stock, based on their relative fair value. Accordingly we allocated $4,856,000 to preferred stock, $2,339,000 to warrants and $7,812,000 to the beneficial conversion feature. The beneficial conversion feature is amortized over six months, which is the minimum beneficial conversion period. Hence we expect to record as a deemed dividend an expense of $2,790,000 and $4,836,000, in the quarters ended March 31, 2000 and June 30, 2000, respectively.

     As of December 31, 1999, our aggregate cash, cash equivalents and short term investments totaled $14,078,000 compared to $2,888,000 as of December 31, 1998. Additionally, we have entered into a bank line of credit facility and an equipment lease line. We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables. As of December 31, 1999, there were no amounts outstanding under the bank line of credit facility.

     Net cash used in operations was $4,702,000, $7,258,000 and $2,634,000 for 1997, 1998 and 1999, respectively. The increase in net cash used in operating activities in 1998 compared to 1997 was primarily due to a comparatively smaller decrease in accounts receivable compared to the prior period as well as a decrease in accounts payable and accrued liabilities partially offset by an increase in inventory during the comparison periods. This decrease was primarily the result of a decrease in related contract and product revenues from 1997 and 1998 and, to a lesser extent, the increase in the allowance for doubtful accounts from 1997 to 1998. The movements in the allowance for doubtful accounts was primarily due to a fluctuation in the proportion of accounts greater than 90 days old relative to the total outstanding balance in 1998 compared to 1997. In 1999, $53,000 was credited to the statement of operations as this reserve amount was no longer considered necessary based on the level of aged accounts receivable as of December 31, 1999. The increase in the level of inventory from 1997 to 1998 was primarily due to an increase in the level of wireless communications products during the year required to satisfy ongoing and anticipated trials and shipments of our latest products partially offset by an increase in the allowance for obsolete inventory related to discontinued products, and early versions of wireless communications products. The decrease in cash used in 1999 compared to 1998 was the result of a decrease in our operating loss primarily due to the General Dynamics license agreement fees. We anticipate that we will incur significant additional net losses during 2000 and anticipate that our accounts receivable and inventories may increase during 2000 as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during 2000.

     Net cash provided by (used in) investing activities was $5,848,000 in 1997, compared to ($1,035,000) in 1998 and ($1,081,000) in 1999. The year to year changes, during the comparison period of 1997 to 1998 and 1998 to

1999 was primarily due to relatively higher purchases of short term investments than proceeds received on maturities of short term investments. In 1998, we purchased $784,000 more of short term investments than we sold while in 1999 we purchased $780,000 more of short term investments than we sold with a corresponding decrease in cash in both years. In addition, capital expenditures decreased by $438,000 in 1998 compared to 1997 and $100,000 in 1999 compared to 1998 due to lower spending on laboratory and manufacturing equipment. In 1999 we paid licensing fees that reduced cash by an additional $150,000. We anticipate that our capital expenditures will increase slightly in 2000 as we continue our transition to manufacture greater volumes of commercial products.

     Net cash provided by financing activities was $14,124,000 in 1999 compared to $7,229,000 in 1998 and $345,000 in 1997. The net cash provided by financing activities in 1998 was primarily due to the issuance of preferred Series B stock and related warrants as well as proceeds from borrowings in excess of debt payments during the year. Net cash provided by financing activities in 1999 was primarily attributable to the issuance of preferred Series C stock and related warrants partially offset by principal payments on long term debt of $938,000.

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

     We anticipate total capital expenditures of approximately $1,750,000 during 2000. We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before such time.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to the revenue recognition policies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Registrant and auditor's report are included in pages 33-55:

     Report of Independent Accountants

     Balance Sheets--as of December 31, 1998 and 1999

     Statements of Operations and Comprehensive Loss--years ended December 31, 1997, 1998 and 1999

     Statements of Stockholders' Equity--years ended December 31, 1997, 1998 and 1999

     Statements of Cash Flows--years ended December 31, 1997, 1998 and 1999

     Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information required by this item that is included under the caption "Executive Compensation and Related Information" in our 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information required by this item that is included under the caption "Ownership of Securities" in our 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information required by this item that is included under the caption "Certain Transactions" in our 2000 Proxy Statement.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                            PAGE
                                                                                                            NUMBER
                                                                                                            ------
   1. Financial Statements
      Report of Independent Accountants..................................................................      32
      Balance Sheets--as of December 31, 1998 and 1999...................................................      33
      Statements of Operations and Comprehensive Loss--years ended December 31, 1997, 1998 and 1999......      34
      Statements of Stockholders' Equity and Redeemable Preferred Stock--years ended December 31, 1997,
      1998 and 1999......................................................................................      35
      Statements of Cash Flows--years ended December 31, 1997, 1998 and 1999.............................      36
      Notes to Financial Statements......................................................................      37
   2. Financial Statement Schedule
      Report of Independent Accountants..................................................................     S-1
      Schedule II--Valuation and Qualifying Accounts.....................................................     S-2
   3. See Exhibits

 EXHIBIT NO.                     DESCRIPTION
 -----------                     -----------
   2.1(1)     Stock Exchange Agreement dated as of May 28, 1993, between the Company and Tristan Technologies, Inc.
   3.1(2)     Restated Certificate of Incorporation.
   3.2(3)     Restated Bylaws.
   3.3(4)     Certificate of Designation of Series B Preferred Stock.
   3.4        Certificate of Designation of Series C Preferred Stock.
   4.1(5)     Stockholder Rights Plan.
  10.1(1)     1987 Stock Option Plan.

 EXHIBIT NO.                     DESCRIPTION
 -----------                     -----------
  10.2(1)     Amended 1989 Stock Option Plan.
  10.3(6)     1992 Stock Option/Stock Purchase Plan.
  10.4(7)     1994 Employee Stock Purchase Plan.
  10.5(1)     Second Amended and Restated Registration Rights Agreement dated June 3, 1993.
  10.6(4)     Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and
              September 22, 1998, between the Company and Series B Investors.
  10.7(4)     Form of Warrant to Purchase Common Stock between the Company and Series B Investors.
  10.8(8)     Employment Agreement dated May 3, 1994 between Registrant and Mr. Charles E. Shalvoy.
  10.9(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
  10.10(1)+   Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the
              Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement between Registrant and Hewlett-Packard
              Company dated June 2, 1993.
  10.11(9)    Collaboration Agreement between Registrant and CTI dated September 19, 1995.
  10.12(9)    High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant, Superconductor
              Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing
              Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
  10.13(10)+  Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the
              Registrant and Lucent Technologies Inc.
  10.14(4)    Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.
  10.15(4)    Amendment to Engagement Letter between the Company and Sutro and Co. Inc., dated September 2, 1998.
  10.16(4)    Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.
  10.17(4)    Master Lease Agreement between the Company and Leasing Technologies International, Inc., dated
              June 15, 1998.
  10.18(1)    Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee Limited Partnership for
              Sunnyvale facilities.
  10.19(8)    Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee Limited Partnership for
              Sunnyvale facilities.
  10.20(8)    Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.21(11)   Loan Modification Agreement dated June 30, 1997, between  Registration and Silicon Valley Bank modifying the
              Business Loan  Agreement dated August 15, 1994.
  10.22(11)   Loan Modification Agreement dated November 12, 1997, between Registrant and Silicon Valley Bank modifying the
              Business Loan Agreement dated August 15, 1994.
  10.23(11)   Loan Modification Agreement dated December 23, 1997, between Registrant and Silicon Valley Bank modifying the
              Business Loan Agreement dated August 15, 1994.
  10.24(12)   Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.25(13)   Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.26(4)+   Master Loan and Security Agreement between the Company and Transamerica Business Credit Corporation, dated June 26,
              1998.
  10.27(4)    Stock Subscription Warrant Agreement between the Company and Transamerica Business Credit Corporation, dated June
              26, 1998.
  10.28(14)   Silicon Valley Bank Loan Agreement.
  10.29(14)   Collateral Assignment, Patent Mortgage and Security Agreement between the Company and Silicon Valley
              Bank.
  10.30(11)+  Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of
              Registrant's NMR Probe business.
  10.31(11)   Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.

 EXHIBIT NO.                      DESCRIPTION
 -----------                      -----------
  10.32(11)   Asset Purchase Agreement dated September 3, 1997, between Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
  10.33(15)+  License Agreement with General Dynamics, dated May 4, 1999.
  10.34(16)   Cross-License, Supply and Training Agreement with General Dynamics, dated May 4, 1999.
  10.35       Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between the
              Company and Series C Investors.
  10.36       Form of Warrant to Purchase Common Stock between the Company and Series C Investors.
  23.1        Consent of Independent Accountants
  24.1        Power of Attorney (See Page 31).
  27.1        Financial Data Schedule.

-------------------------------------------


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

(15) Incorporated herein by reference to the Company's Form 10-Q/A, filed with the SEC on May 27, 1999.

(16) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 17, 1999.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

     (c)  Exhibits

     See responses to Item 14(a)(3) above.

     (d) Financial Statement Schedules

     None required, except as indicated in response to Item 14(a)(2) above.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                 CONDUCTUS, INC.



                                 By:    /s/  CHARLES E. SHALVOY
                                    -------------------------------------------
                                        Charles E. Shalvoy
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


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

               SIGNATURE                                         TITLE                                   DATE
               ---------                                         -----                                   ----
                                         President, Chief Executive Officer and Director         March 29, 2000
        /s/ CHARLES E. SHALVOY           (Principal Executive Officer)
----------------------------------------
          Charles E. Shalvoy

           /s/ RON WILDERINK             Chief Financial Officer (Principal Accounting Officer)  March 29, 2000
----------------------------------------
             Ron Wilderink

            /s/ JOHN SHOCH               Chairman of the Board of Directors                      March 29, 2000
----------------------------------------
         John F. Shoch, Ph.D.

           /s/ MARTIN COOPER             Director                                                March 29, 2000
----------------------------------------
             Martin Cooper

         /s/ ROBERT JANOWIAK             Director                                                March 29, 2000
----------------------------------------
            Robert Janowiak

           /s/ MARTY KAPLAN              Director                                                March 29, 2000
----------------------------------------
             Marty Kaplan

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Conductus, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholders' equity and redeemable preferred stock and of cash flows, after the restatement described in Note 3, present fairly, in all material respects, the financial position of Conductus, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of Conductus' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, CA
February 15, 2000

                                 CONDUCTUS, INC.

                                 BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                    1998                1999
                                                                             -------------------  ------------------
                                                                             (Restated - Note 3)
ASSETS
Current assets:
   Cash and cash equivalents.............................................    $     1,547,169      $    11,956,508
   Short-term investments................................................          1,341,014            2,121,274
   Accounts receivable (net of allowance for doubtful accounts of $292,635
   and $102,918 for 1998 and 1999).......................................          1,109,794            1,381,724
   Inventories...........................................................            842,384            1,266,200
   Prepaid expenses and other current assets.............................            145,470              306,339
                                                                             -------------------  ------------------
     Total current assets................................................          4,985,831           17,032,045
   Property and equipment, net...........................................          2,020,324            1,374,354
   Other assets..........................................................             28,800              190,383
                                                                             -------------------  ------------------
     Total assets........................................................    $     7,034,955      $    18,596,782
                                                                             ===================  ==================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       892,139      $       752,419
   Accounts payable......................................................            658,982            1,022,993
   Other accrued liabilities.............................................            778,758            1,572,897
                                                                             -------------------  ------------------
     Total current liabilities...........................................          2,329,879            3,348,309
   Long-term debt, net of current portion................................          1,341,407              595,665
                                                                             -------------------  ------------------
     Total liabilities...................................................          3,671,286            3,943,974
                                                                             -------------------  ------------------

Commitments (Note 11)

REDEEMABLE PREFERRED STOCK:
Preferred stock, no par value:
   Authorized:  5,000,000 shares
   Series B, no par value; Designated:  4,500,000; Issued and outstanding:
     2,461,227 in 1998 and 1999 (Liquidation value: $7,161,615 at
     December 31, 1999)..................................................          5,683,461            5,736,124
   Series C, no par value; Designated:  4,000,000; Issued and outstanding:
     none in 1998 and 375,000 in 1999 (Liquidation value: $15,038,500 at
     December 31, 1999)..................................................                 --            5,041,551

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value:
   Authorized:  20,000,000 shares;
   Issued: 7,144,120 and 7,256,518 in 1998 and 1999; Outstanding:
     7,144,120 and 7,256,518 in 1998 and 1999............................                714                  726
Additional paid-in capital...............................................         42,278,423           52,543,129
Accumulated deficit......................................................        (44,598,929)         (48,668,722)
                                                                             -------------------  ------------------
     Total stockholders' equity (deficit)................................         (2,319,792)           3,875,133
                                                                             -------------------  ------------------
     Total liabilities, redeemable equity and stockholders' equity.......    $     7,034,955      $    18,596,782
                                                                             ===================  ==================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1997              1998               1999
                                                               ----------------  ----------------   ----------------
Revenues:
   Contract................................................    $   7,266,157     $   3,698,049      $   1,914,809
   Product sales...........................................        2,187,383           990,737            872,370
   Other ..................................................               --                --          5,010,684
                                                               ----------------  ----------------   ----------------
     Total revenues........................................        9,453,540         4,688,786          7,797,863
                                                               ----------------  ----------------   ----------------

Costs and expenses:
   Cost of product sales...................................        1,845,413         2,684,994          2,507,883
   Research and development................................       10,626,133         5,621,284          4,430,572
   Selling, general and administrative.....................        4,329,739         3,514,295          3,975,736
   Write-off of property and equipment.....................          100,000                --                 --
   Loss on asset sale......................................           51,741                --                 --
                                                               ----------------  ----------------   ----------------
     Total costs and expenses..............................       16,953,026        11,820,573         10,914,191
                                                               ----------------  ----------------   ----------------

Loss from operations.......................................       (7,499,486)       (7,131,787)        (3,116,328)
Interest income............................................          267,492            97,149             89,133
Other income (expense).....................................         (108,992)          (36,391)            30,076
Interest expense...........................................         (202,395)         (529,961)          (338,461)
                                                               ----------------  ----------------   ----------------
   Net loss................................................       (7,543,381)       (7,600,990)     $  (3,335,580)
Dividend accretion and deemed dividend on preferred stock..               --          (227,752)          (734,213)
                                                               ----------------  ----------------   ----------------
Net loss attributable to common stockholders...............    $  (7,543,381)    $  (7,828,742)     $  (4,069,793)
                                                               ================  ================   ================
Other comprehensive income, net of tax:
   Unrealized (loss) on investments........................           (3,808)               --                 --
                                                               ================  ================   ================
Comprehensive loss.........................................    $  (7,547,189)    $  (7,600,990)     $ (3,335,580)
                                                               ================  ================   ================
Basic and diluted net loss per share.......................    $       (1.09)    $       (1.10)     $      (0.57)
                                                               ================  ================   ================
Shares used in per share calculations......................        6,896,649         7,088,339          7,154,826
                                                               ================  ================   ================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

        STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK



                                          REDEEMABLE                                    ACCUMULATED
                                       PREFERRED STOCK                    ADDITIONAL      OTHER
                                   ------------------------    COMMON       PAID-IN    COMPREHENSIVE    ACCUMULATED
                                     SERIES B     SERIES C     STOCK        CAPITAL    INCOME (LOSS)      DEFICIT       TOTAL
                                   ------------- ---------- ------------ ------------- --------------- ------------- -------------
Balances, December 31, 1996........$       --    $       -- $    683     $40,405,381   $      3,808    $(29,226,806) $11,183,066
Issuance of 137,000 shares of              --
   common stock to employees........       --            --       14        381,592              --              --     381,606
Issuance of 50,686 shares of
   common stock to employees under
   the employee stock purchase plan.       --            --        5        247,662              --              --     247,667
Compensation associated with stock
   options granted..................       --            --       --         36,001              --              --      36,001
Unrealized loss on investments, net.       --            --       --             --          (3,808)             --      (3,808)
Net loss............................       --            --       --             --              --      (7,543,381) (7,543,381)
                                   ------------- ---------- ------------ ------------- --------------- ------------- -------------

Balances, December 31, 1997.........       --            --      702     41,070,636              --     (36,770,187)  4,301,151
Issuance of 2,461,227 shares of
   preferred stock net of $300,860
   issuance costs...................5,572,461            --       --             --              --              --          --
Issuance of common stock warrants...       --            --       --      1,040,671              --              --   1,040,671
Issuance of 111,955 shares of
   common stock to employees........       --            --       10         65,798              --              --      65,808
Issuance of 28,070 shares of
   common stock to employees under
   the employee stock purchase plan.       --            --        2         65,659              --              --      65,661
Compensation associated with stock
   options granted..................       --            --       --         35,659              --              --      35,659
Dividend accretion on preferred
   stock............................  111,000            --       --             --              --        (227,752)   (227,752)
Net loss............................       --            --       --             --              --      (7,600,990) (7,600,990)
                                   ------------- ---------- ------------ ------------- --------------- ------------- -------------
Balance, December 31, 1998..........5,683,461            --      714     $42,278,423             --     (44,598,929) (2,319,792)
Issuance of 29,387 shares of
   common stock to employees under
   the employee stock purchase plan.       --            --        3          48,160             --              --      48,163
Preferred B issuance costs..........  (58,337)           --       --             --              --              --          --
Issuance of 375,000 shares of
   preferred stock net of $93,734
   issuance costs...................       --     4,855,558       --      7,811,691              --              --   7,811,691
Issuance of common stock warrants                                         2,239,017                                   2,239,017
Issuance of 30,136 shares of
   common stock upon exercise of
   warrants.........................       --          --          3             --              --              --           3
Issuance of 52,875 shares of
   common stock to employees........       --          --          6        165,838              --              --     165,844
Dividend accretion on preferred
   stock............................  111,000     185,993         --             --              --        (734,213)   (734,213)
Net loss............................       --          --         --             --              --      (3,335,580) (3,335,580)
                                   ------------- ---------- ------------ ------------- --------------- ------------- -------------
Balance, December 31, 1999.........$5,736,124    $5,041,551 $    726     $52,543,129   $         --    $(48,668,722) $3,875,133
                                   ============= ========== ============ ============= =============== ============= =============

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1997              1998               1999
                                                               ----------------  ----------------   ----------------
Cash flows from operating activities:
   Net loss................................................    $  (7,543,381)    $  (7,600,990)     $  (3,335,580)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization...........................          827,071           931,215            813,124
   Compensation associated with stock options granted......           36,001            35,659                 --
   Amortization of discount on long term debt..............               --          (107,913)            52,084
   Loss on disposal of equipment...........................           51,741                --                 --
   Provision for allowance for doubtful accounts...........          273,232            53,744           (53,000)
(Increase) decrease in:
   Accounts receivable.....................................        1,528,099           891,717           (218,930)
   Inventories.............................................          (19,172)         (232,017)          (423,816)
   Prepaid expenses and other current assets...............          258,077            (5,991)          (160,869)
   Other assets............................................           40,001            58,962            (28,083)
Increase (decrease) in:
   Accounts payable and other accrued liabilities..........         (153,367)       (1,282,323)           720,930
                                                               ----------------  ----------------   ----------------
       Net cash used in operating activities...............       (4,701,698)       (7,257,937)        (2,634,140)
                                                               ----------------  ----------------   ----------------

Cash flows from investing activities:
   Maturities of short-term investments....................       39,401,345           556,633          1,349,880
   Purchases of short-term investments.....................      (33,445,385)       (1,341,014)        (2,130,140)
   Acquisition of property and equipment...................         (689,286)         (250,945)          (150,654)
   Acquisition of license..................................                                              (150,000)
   Net proceeds from sales of assets.......................          581,243                --                 --
                                                               ----------------  ----------------   ----------------
       Net cash (used in) provided by investing activities.        5,847,917        (1,035,326)        (1,080,914)
                                                               ----------------  ----------------   ----------------

Cash flows from financing activities:
   Proceeds from borrowings................................          910,132         4,500,000                 --
   Net proceeds from issuance of common stock..............          629,273           131,469            214,010
   Net proceeds from issuance of preferred stock...........               --         5,572,461         12,608,912
   Net proceeds from issuance of common stock warrants.....               --           772,000          2,239,017
   Principal payments on long-term debt....................       (1,194,055)       (3,747,058)          (937,546)
                                                               ----------------  ----------------   ----------------
       Net cash provided by financing activities...........          345,350         7,228,872         14,124,393
                                                               ----------------  ----------------   ----------------
   Net increase (decrease) in cash and cash equivalents....        1,491,569        (1,064,391)        10,409,339

Cash and cash equivalents at beginning of period...........        1,119,991         2,611,560          1,547,169
                                                               ----------------  ----------------   ----------------
Cash and cash equivalents at end of period.................    $   2,611,560     $   1,547,169      $  11,956,508
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

SUBSTANTIAL FUTURE CAPITAL NEEDS:

     Conductus has received limited revenues from product sales to date and has cash reserves (including short-term investments) of approximately $14,078,000 as of December 31, 1999. We raised an additional $13,670,000 from the sale of common stock in January 2000 (See - Footnote 18). Conductus anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before such time.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR:

     Prior to January 1998, Conductus used a 52-53 week fiscal year ending on the last Friday of the month. For convenience of presentation, the accompanying financial statements have been shown as ending on December 31 of each applicable period. In January 1998, it changed to a 52-week calendar year ending on the last day of the month.

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

CERTAIN RISKS AND CONCENTRATIONS:

     Conductus' superconducting products are concentrated in the electronic component industry, which is highly competitive and rapidly changing. Revenues for its products are concentrated with a relatively limited number of customers and suppliers for certain components are concentrated among a few providers. In addition, approximately 77%, 79% and 25% of its total revenues for each of the fiscal years 1997, 1998, and 1999 were from government-related contracts. The development of new technologies or commercialization of superconductive products by any competitor, or the conclusion of one or more government contracts could affect operating results adversely.

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

                                 CONDUCTUS, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

RESEARCH AND DEVELOPMENT CONTRACTS:

Conductus has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Cost of contract revenues for the years ended December 31, 1997, 1998, and 1999 was $9,814,000, $5,661,000, and $2,478,000
respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The company accrues contract losses when they become reasonably estimable.

RESEARCH AND DEVELOPMENT:

     Internally funded research and development expenditures are charged to operations as incurred.

                                 CONDUCTUS, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

     The Company accounts for equity instruments issued to non employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

BASIC AND DILUTED LOSS PER SHARE:

     In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share," a reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                              1997            1998            1999
                                                         --------------- --------------- ---------------
Numerator-basic and diluted net loss per share:
   Net loss attributable to common shareholders........  $  (7,543,381)  $  (7,828,742)  $  (4,069,793)
Denominator-basic and diluted net loss per share:
   Weighted average common shares......................      6,896,649       7,088,339       7,154,826
   Basic and diluted net loss per share................  $       (1.09)  $       (1.10)  $       (0.57)

In the 1997, 1998 and 1999 computations, common equivalent shares are excluded from the diluted loss per share as their effect is antidilutive. Common equivalent shares, including common stock options, warrants and preferred stock, that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were approximately 1,101,000, 4,074,000 and 2,797,000 for the years ended 1997, 1998 and 1999, respectively.

COMPREHENSIVE LOSS:

     Conductus adopted Statement of Financial Accounting Standards No. 130, "Accounting for Comprehensive Income," during fiscal year ended 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of financial statements. Conductus' unrealized gains and losses on investments represent the only component of comprehensive loss that is excluded from net income for 1999 and prior years. Conductus' comprehensive loss has been

                                 CONDUCTUS, INC.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

presented in the financial statements. There were no tax effects allocated to the component of other comprehensive loss as Conductus currently pays no taxes and has not recognized any benefits.

RECLASSIFICATIONS:

     Certain 1997 amounts have been reclassified to conform to the 1998 and 1999 presentation.

RECENT PRONOUNCEMENTS:

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to the revenue recognition policies.

     Conductus is currently studying the implications of these statements and has not yet determined the impact of their adoption.

3.   EFFECTS OF RESTATEMENTS:

     As described in Note 13, the Company issued 2,461,227 shares of Series B convertible preferred stock on September 11, 1998 and September 22, 1998.

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

                                 CONDUCTUS, INC.

3.   EFFECTS OF RESTATEMENTS: (CONTINUED)

     The restatement of the 1998 financial statements for the matter described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at December 31, 1998, as previously reported and as restated, are as follows:

                                                                                              DECEMBER 31, 1998
                                                                                              -----------------
Redeemable equity - previously reported                                                         $            --
Adjustment related to the presentation of the Series B
convertible preferred stock as redeemable                                                             5,683,461
                                                                                                      ---------
As restated                                                                                          $5,683,461
                                                                                                     ----------
Stockholders' equity - previously reported                                                           $3,363,669
Adjustment related to the presentation of the Series B
convertible preferred stock as redeemable                                                            (5,683,461)
                                                                                                     -----------
As restated                                                                                         ($2,319,792)
                                                                                                     ==========-

4.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                               1997          1998           1999
                                                                           -------------  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest..............................    $  173,571     $  374,713     $  297,055
                                                                           =============  ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FUNDING ACTIVITIES:
   Unrealized gain (loss) on investments, net..........................    $    3,808     $       --     $       --
                                                                           =============  ============   ============

OTHER NONCASH EXPENSES:
   Compensation associated with stock options granted..................    $   36,001     $   35,639     $       --
                                                                           =============  ============   ============
   Dividend accretion and deemed dividend on preferred stock...........    $       --     $  227,752     $  734,213
                                                                           =============  ============   ============
   Amortization of discount on long term debt..........................    $       --     $  107,913     $   52,084
                                                                           =============  ============   ============
   Amortization of License Agreement...................................    $       --     $       --     $   16,500
                                                                           =============  ============   ============
   Value of warrants issued in association with long term debt.........    $       --     $  268,671     $       --
                                                                           =============  ============   ============

5.   INVESTMENTS:

     Investments, all of which are classified as available-for-sale, are summarized below:

                                                          DECEMBER 31, 1998                DECEMBER 31, 1999
                                                    -------------------------------  ------------------------------
                                                        COST         MARKET VALUE        COST        MARKET VALUE
                                                    --------------   --------------  --------------  --------------
Debt securities:
   Foreign debt..................................   $   248,126      $   248,126     $        --     $        --
   Commercial paper..............................       792,215          792,215         294,950         294,950
   Other.........................................       298,468          298,468       1,822,783       1,822,783
   Accrued interest..............................         2,205            2,205           3,541           3,541
                                                    --------------   --------------  --------------  --------------
   Total.........................................   $ 1,341,014      $ 1,341,014     $2,121,274      $ 2,121,274
                                                    ==============   ==============  ==============  ==============

     At December 31, 1999, all scheduled maturities of investments are within one year. Investments consisted primarily of United States government agencies debt and commercial paper bearing interest between 5.82% to 6.0% per annum, which are due to mature in March 2000.

                                 CONDUCTUS, INC.

5.   INVESTMENTS: (CONTINUED)

     For the years ended December 31, 1997, 1998, and 1999 gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

6.   ACCOUNTS RECEIVABLE:

     Accounts receivable, net, consists of the following:

                                                                                 DECEMBER 31,
                                                                       ----------------------------------
                                                                            1998              1999
                                                                       ---------------- -----------------
U.S. government contract:
   Unbilled
     Recoverable costs and accrued profit on progress completed--
       not billed....................................................  $       726,342  $       148,088
   Billed............................................................          297,525          192,254
Commercial...........................................................          378,562           94,300
License Fee Receivable...............................................               --        1,050,000
Allowance for doubtful accounts......................................         (292,635)        (102,918)
                                                                       ---------------- -----------------
                                                                       $     1,109,794  $     1,381,724
                                                                       ================ =================

     Recoverable costs and accrued profit and unrecovered costs and estimated profits not billed are comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. It is anticipated such unbilled amounts receivable from the U.S. government at December 31, 1999 will be billed over the next 120 days as incremental increases to the contract are funded by the contract administrator.

7.   INVENTORIES:

     Inventories, net, consist of the following:

                                                                                   DECEMBER 31,
                                                                      ----------------------------------------
                                                                            1998                  1999
                                                                      ------------------   -------------------
          Raw materials.............................................. $       281,139      $       573,526
          Work in process............................................         169,650              401,335
          Finished goods.............................................         391,595              291,339
                                                                      ------------------   -------------------
                                                                      $       842,384      $     1,266,200
                                                                      ==================   ===================

                                 CONDUCTUS, INC.

8.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                                                    DECEMBER 31,
                                                                       ---------------------------------------
                                                                             1998                 1999
                                                                       ------------------   ------------------
          Equipment..................................................  $     7,286,069      $     7,396,924
          Leasehold improvements.....................................        1,715,096            1,715,096
          Furniture and fixtures.....................................          431,861              431,861
          Construction in process....................................               --               39,799
                                                                       ------------------   ------------------
                                                                             9,433,026            9,583,680
          Accumulated depreciation and amortization..................       (7,412,702)          (8,209,326)
                                                                       ------------------   ------------------
                                                                       $     2,020,324      $     1,374,354
                                                                       ==================   ==================


9.   OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consist of the following:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1998                 1999
                                                                       -----------------    -----------------
          Accrued consulting and professional.......................   $       111,022      $       193,998
          Accrued compensation......................................           395,313              696,663
          Preferred dividend payable................................           116,752              553,972
          Other accrued liabilities.................................           155,671              128,264
                                                                       -----------------    -----------------
                                                                       $       778,758      $     1,572,897
                                                                       =================    =================


10.  LONG-TERM DEBT AND OTHER BORROWINGS:

     Our credit facilities consist of a loan from a leasing company and a bank line of credit. Obligations related to our credit facilities as of December 31, 1998 and 1999 are as follows:


                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1998                 1999
                                                                       -----------------    -----------------
          Loan payable to leasing company...........................   $     1,978,366      $     1,348,084
          Bank equipment term loan payable..........................           255,180                   --
                                                                       -----------------    -----------------
             Total..................................................         2,233,546            1,348,084
          Less:  current portion....................................           892,139              752,419
                                                                       -----------------    -----------------
             Long term debt.........................................   $     1,341,407      $       595,665
                                                                       =================    =================

     On April 22, 1998, Conductus entered into a $2,500,000 loan agreement with a leasing company collateralized by substantially all of the assets of the Company. In connection with the loan agreement, Conductus granted warrants to purchase up to $125,000 of the Company's stock at a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998, $4.11. The effective interest rate, including

                                 CONDUCTUS, INC.

10.  LONG-TERM DEBT AND OTHER BORROWINGS: (CONTINUED)

the impact of the warrants, is 13.98%. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. The value of $101,681 assigned to the warrants is being amortized to interest expense using the effective interest method.

     On April 23, 1998, Conductus entered into a bank line of credit agreement, which provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by accounts receivable, equipment and other assets of Conductus. In connection with this line of credit, Conductus granted warrants to purchase 15,000 shares, 10,000 shares and 25,000 shares of the Company's common stock to the bank on April 13, 1998, May 31, 1998 and June 30, 1998, respectively. Such grants were based on the length of time the borrowings remained outstanding and are exercisable at a price of $3.625 per share. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. The value of $132,455 assigned to the warrants was charged to interest expense using the effective interest method. As of December 31, 1999, there were no amounts outstanding under this facility however, outstanding balances under the bank equipment term loan reduce the amount available under the line of credit and, based on 80% of eligible receivables there were no amounts available under the line of credit at December 31, 1999. The line of credit is subject to renewal on April 23, 2000.

     The lease line of credit for new equipment purchases provides for borrowings of up to $1,000,000, is collateralized by equipment purchases under the line and has an effective interest rate of 14.04%. Conductus also granted to the leasing company warrants to purchase up to 15,060 shares of our stock at a price equal to $3.32. The fair value of such warrants is approximately $35,000 and will be amortized over the three-year term of the lease payments. The warrants were valued using the Noreen-Wolfson valuation model and have a term of five years. This line of credit prohibits Conductus from paying cash dividends and expired on September 30, 1999.

     All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to the Company under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At December 31, 1999, Conductus was in compliance with all financial covenants.

11.  COMMITMENTS:

     Conductus leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases which were previously due to expire in August 2000 and 2001. On January 31, 2000 Conductus renegotiated the leases. Under the terms of the renegotiation, the leases were extended for approximately 5 1/2 years and now both have terms ending on February 28, 2006. Conductus also leases a sales office in Schaumburg, Illinois. This lease expires on January 31, 2001. Under the terms of the leases, Conductus is responsible for certain expenses and taxes.

     Future minimum payments under these noncancelable leases are as follows:


                        2000........................................................   $       449,668
                        2001........................................................           774,643
                        2002........................................................         1,007,036
                        2003........................................................         1,037,699
                        2004........................................................         1,069,976
                        Thereafter..................................................         1,287,844
                                                                                       -----------------
                                                                                       $     5,626,866
                                                                                       =================

     Rent expense was $385,432, $316,583 and $353,492 for the years ending December 31, 1997, 1998 and 1999, respectively.

12.  RESEARCH AND DEVELOPMENT ARRANGEMENTS:

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

Under the terms of the five year agreement, the U.S. government agreed to share costs of the joint venture's research effort up to an aggregate of $7,450,000, including subcontractor costs. Revenue of $714,000 was recognized under this contract for 1997. The contract was completed in 1997.

FOCUSED RESEARCH INITIATIVE:

     In September 1995, Conductus entered into a contract with the Naval Research Laboratory for the development of high-temperature superconductor receiver coils for pulse magnetic resonance imaging prototype for screening of breast cancer. Revenue of $920,000 and $100,000 was recognized under the contract for 1997 and 1998 respectively. Work on this contract was completed in 1998.

LUCENT JOINT DEVELOPMENT AGREEMENT:

     In April 1996, Conductus entered into a joint development and licensing agreement with Lucent Technologies, Inc., to develop a superconductive transceiver filter subsystem for the PCS market. Both Conductus and Lucent provide technical support to the program. Each party will retain rights to the intellectual property it develops under the program, subject to certain nonexclusive licensing rights of the other party, and jointly developed intellectual property will be jointly owned. Revenue of $1,080,000 and $152,000 was recognized under the agreement for 1997 and 1998, respectively. This contract was completed in 1998.

                                 CONDUCTUS, INC.

12.  RESEARCH AND DEVELOPMENT ARRANGEMENTS: (CONTINUED)

DARPA CRYOPACKAGING PROGRAM:

     In August 1996, Conductus entered into a contract with the Naval Research Laboratory to solve technical problems associated with the support and utilization of cryoelectronic components in advanced electronic systems with particular emphasis on microwave communications. Revenue of $847,000, $1,491,000 and $495,000 was recognized under this contract for 1997, 1998 and 1999, respectively. Work on this contract was completed in 1998.

MULTICHANNEL INTERCEPT SYSTEM PROJECT:

     In June 1998, Conductus entered into a subcontract with Communications Solutions, Inc., for the High Temperature Superconductor RF Multichannel Intercept System Project. Conductus is responsible for the design and fabrication of the filter/amplifier that will be integrated with the receiver/controller being designed and fabricated by Communication Solutions, Inc. The ultimate customer for the project is the U.S. government. Revenue of $643,000 and $606,903 was recognized under this contract in 1998 and 1999, respectively.

FREQUENCY AGILE MATERIALS FOR ELECTRONICS:

     In August, 1998 Conductus entered into a contract with the Office of Naval Research to develop, test, characterize and improve dielectric materials prepared by reactive evaporation for the purpose of developing high performance tunable RF components. Revenue of $228,667 and $469,049 was recognized under this contract for 1998 and 1999, respectively.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

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

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

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

SERIES C PREFERRED STOCK:

     On December 10, 1999, Conductus sold and issued 375,000 shares of its Series C preferred stock at a price per share of $40.00 and issued warrants to purchase 750,000 shares of common stock at an exercise price of $4.00 per share in a private placement of its equity securities. Each preferred share is convertible into ten shares of common stock and has a cumulative stock dividend of 6%. The offering was not underwritten and raised net proceeds of $14,906,266. Certain affiliates of Conductus and other institutional and accredited individual investors purchased shares of Series C preferred stock and warrants in such offering, which sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506. The value of the warrants was determined to be $2,239,017 using the Noreen-Wolfson valuation model. The warrants have a term of five years and are exercisable beginning in June 2000 at a price of $4.00 per share.

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

     The issuance resulted in a beneficial conversion feature of approximately $7,811,691, calculated in accordance with Emerging Task Force No. 98-5, which resulted in an allocation to additional paid-in capital. In determining the accounting for the beneficial conversion feature, the Company allocated the net proceeds of $14,906,266 to the Series C convertible preferred stock and the warrants based on their respective fair values at the Issuance Date. This resulted in $4,855,558 assigned to the Series C convertible preferred shares, $2,239,017 assigned to the warrants and $7,811,691 to the beneficial conversion feature as of December 31, 1999. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the six-month period prior to the earliest date at which the preferred shareholders can realize that return. As a result, using the interest method, $185,993 of the beneficial conversion feature has been recognized through December 31, 1999.

     DIVIDENDS. The holders of the Series C preferred stock shall be entitled to receive cumulative dividends on each March 31, June 30, September 30, and December 31 following the date of issuance of such Series C preferred stock at the rate of $2.40 per year. Cumulative dividends shall be paid upon conversion of the Series C preferred stock or upon the liquidation or dissolution of Conductus including deemed liquidations as set forth below.

     LIQUIDATION PREFERENCE. In the event of any liquidation, dissolution or winding up of Conductus the holders of each share of Series C preferred stock shall be entitled to receive prior and in preference to the holders of the common stock, a per share amount equal to $40.00. After the payment of the liquidation preferences to the holders of the Series C preferred stock, the remaining assets shall be distributed ratably to the holders of the common stock pro rata based on the number of shares of common stock held by each. A merger, acquisition, sale of voting control or sale of substantially all of our assets in which our stockholders do not own a majority of the outstanding shares of the surviving corporation shall be deemed a liquidation.

     CONVERSION. Holders of Series C preferred stock will have the right beginning in June 2000 to convert their Series C preferred shares into shares of common stock, subject to anti-dilution adjustments described more fully below. Each share of preferred stock shall automatically be converted into ten shares of common stock, at the then applicable conversion price at the election of holders of two-thirds of such Series C preferred stock.

     ANTI-DILUTION ADJUSTMENTS. Each share of Series C preferred stock shall initially be convertible into ten shares of common stock. The number of shares of common stock into which shares of a given series of preferred stock is convertible will be subject to adjustment in the following circumstances:

     - until June 10, 2000, any issuance of additional stock for consideration per share less that the conversion price for such series of preferred stock,

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

     VOTING. The Series C preferred stock will vote together with the common stock and not as a separate class, except as specifically required by law or by our certificate of incorporation. Each share of Series C preferred stock shall have the number of votes equal to the number of shares of common stock then issuable upon conversion of such shares of Series C preferred stock.

     PROTECTIVE PROVISIONS. The prior consent or approval of the holders of at least two-thirds of the preferred stock, voting together as a single class, is required for us to take specified actions affecting the rights of such holders.

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

1992 STOCK OPTION/STOCK ISSUANCE PLAN:

     Under Conductus' stock option/stock issuance plan, as amended, a total of 2,580,000 shares of common stock are authorized for issuance under the plan as of December 31, 1999.

     The plan is divided into three separate components: the discretionary option grant program, the automatic option plan program and the stock issuance program. Under the discretionary option grant program, eligible individuals may be granted incentive options or nonstatutory options. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of the common stock on date of grant. The exercise price of nonstatutory options granted under the plan must be not less than 85% of the fair market value of the common stock on date of grant. Under the automatic option grant program, non-employee board members automatically receive non-statutory options to purchase shares of common stock. Each non-employee board member who first becomes a non-employee board member at any time on or after January 23, 1995 is automatically granted at the time of such initial election or appointment an option to purchase 15,000 shares of common stock. The options are immediately exercisable, subject to Conductus' repurchase right which lapses with respect to twenty percent (20%) of the optioned shares upon completion of twelve (12) months of board service from the date of grant, and the remainder of the optioned shares in forty-eight (48) equal monthly installments. Additionally each year the non-employee board members receive a 3,000-share grant that vests over three years. Under the stock issuance program eligible individuals are allowed to purchase shares of Conductus' common stock at fair market value or for such consideration as the compensation committee deems advisable.

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

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

     A summary of the status of Conductus' stock option plans as of December 31, 1997, 1998 and 1999 and changes during the periods ending on these dates is presented below:

                                                                                       OPTIONS OUTSTANDING
                                                                              ---------------------------------------
                                               AVAILABLE                                                 WEIGHTED
                                               FOR GRANT                                                   AVG.
                                             UNDER OPTION                                                EXERCISE
                                                 PLAN            SHARES          PRICE PER SHARE           PRICE
                                             --------------   --------------  -----------------------  --------------
Balance, January 1,1997..................        158,853        1,385,182     $0.16    --     15.25    $      6.07
Additional shares authorized.............        200,000               --                        --             --
Granted..................................       (644,000)         644,000     $3.44    --      8.38           6.31
Exercised................................                        (137,000)    $0.16    --      6.38           2.79
Canceled.................................        806,495         (806,495)    $0.45    --     15.25           7.98
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1997...............        521,348        1,085,687     $0.45    --     13.00    $      4.68
Granted..................................       (919,296)         919,296     $0.00    --      4.25           3.26
Exercised................................             --         (111,955)    $0.00    --      0.88           0.59
Canceled.................................        887,938         (887,938)    $0.88    --     13.00           5.53
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1998...............        489,990        1,005,090     $0.44    --      8.00    $      3.55
Additional shares authorized.............        500,000               --              --        --             --
Granted..................................     (1,012,489)       1,012,489     $1.13    --      5.50           3.52
Exercised................................             --          (52,875)    $0.56    --      3.81           3.42
Canceled.................................        180,207         (180,207)    $0.56    --      6.56           3.72
                                             --------------   --------------  -----------------------  --------------

Balance, December 31, 1999...............        157,708        1,784,497     $0.45    --      8.00    $      3.52
                                             ==============   ==============  =======================  ==============

     At December 31, 1997, 1998 and 1999, vested options to purchase 797,925, 221,521 and 550,423, respectively, were unexercised and the weighted average prices for the vested options were $4.68, $4.23 and $3.81 respectively.

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

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN:

     In July 1994, the Employee Stock Purchase Plan was adopted by the board of directors. A total of 550,000 shares of common stock are authorized for issuance under the plan as of December 31, 1999. The purpose of the plan was to provide employees of Conductus with a means of acquiring common stock of Conductus through payroll deductions. The purchase price of such stock under the plan cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period. During 1997, 1998 and 1999 employees purchased 50,686, 28,070 and 29,387 shares for a total of approximately $247,667, $65,661 and $48,163, respectively. At December 31, 1999, 282,219 shares were available for future grants under the plan.

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

COMMON STOCK RESERVED:

     At December 31, 1999, Conductus had reserved the following shares of common stock:

              Conversion of Series C Preferred.....................................          3,750,000
              Conversion of Series B Preferred.....................................          2,461,227
              Employee Stock Purchase Plan.........................................            282,219
              Warrants.............................................................          1,302,716
              Option Plan..........................................................          1,957,205
                                                                                       ------------------
                                                                                             9,753,367
                                                                                       ------------------

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

STOCK BASED COMPENSATION PLANS--VALUATION:

     The following table summarizes information with respect to stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING
                     --------------------------------------
                                         WEIGHTED AVERAGE                               OPTIONS EXERCISABLE
                          NUMBER            REMAINING                          --------------------------------------
RANGE OF EXERCISE     OUTSTANDING AT     CONTRACTUAL LIFE   WEIGHTED AVERAGE    EXERCISABLE AT     WEIGHTED AVERAGE
      PRICES             12/31/99            (YEARS)         EXERCISE PRICE        12/31/99         EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
$0.45 --    $0.88           57,170          $    2.53          $    0.61              57,170          $    0.61
$1.13 --    $5.25        1,131,407               7.68          $    2.53             402,095          $    3.65
$5.38 --    $6.50          572,420               9.45          $    5.60              63,575          $    6.24
$6.56 --    $8.00           38,500               7.05          $    7.07              27,583          $    7.19
                     ------------------                                        ------------------
$0.45 --    $8.00        1,799,497               8.07          $    3.54             550,423          $    3.81
                     ==================                                        ==================

     The following information concerning Conductus' stock issuance plans is provided in accordance with Statement of Financial Accounting Standards No. 123. Conductus however continues to apply APBO 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan.

     The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1997, 1998 and 1999.

                                       GROUP A       GROUP B      GROUP A      GROUP B      GROUP A      GROUP B
                                     ------------- ------------ ------------ ------------ ------------ -------------
                                               1997                       1998                      1999
                                     -------------------------- ------------------------- --------------------------
Risk-free interest rates............      6.23%        5.50%        5.36%        5.17%        5.92%         5.47%
Expected life.......................  4.4 years     6 months    3.9 years     6 months      5 years      6 months
Volatility..........................       0.83         0.76         1.05         1.05         1.04          1.04
Dividend yield......................         --           --           --           --           --            --

     The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all grants of options to employees, officers, and directors. Group B represents the employees with purchase rights under the Employee Stock Purchase Plan.

     The weighted average fair value of those options granted in 1997, 1998 and 1999 was $4.10, $3.26 and $2.75. The weighted average fair value of those purchase rights granted in 1997, 1998 and 1999 was $2.71, $2.34 and $0.73.

     Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1997, 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, Conductus' net loss and net loss per share would have been as follows:

                                                                       1997              1998            1999
                                                                  ----------------  ------------------ -------------
Net loss attributable to common stockholders --As reported.....      $  (7,543,000)    $  (7,829,000)  $ (4,070,000)
                                             --Proforma........      $  (8,746,000)    $  (9,067,000)  $ (4,651,000)
Basic and diluted net loss per share --As reported.............      $       (1.09)    $       (1.10)  $      (0.57)
                                     --Proforma................      $       (1.27)    $       (1.28)  $      (0.65)

     The above proforma effect may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of equity grants made prior to 1996 or additional future grants.

                                 CONDUCTUS, INC.

13.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK: (CONTINUED)

     On March 8, 1996 Conductus issued warrants to acquire 15,000 shares of common stock at a price of $11.25 per share. On May 29, 1998 and July 15, 1998 Conductus issued warrants to purchase 30,414 and 15,060 shares of common stock at prices of $4.11 and $3.32 respectively.

14.  401(k) PROFIT SHARING PLAN:

     Conductus has a 401(k) profit sharing plan, which covers substantially all employees. Under the plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Discretionary contributions may be made by Conductus irrespective of whether it has net profits. No contributions were made by Conductus during the years 1994 through 1999.

15.  ASSET DISPOSALS:

     During the third quarter of 1997, the company disposed of the net assets of its Systems and Instrumentation Division, and its nuclear magnetic resonance product line. In the third quarter of 1999, the company sold the remaining, fully reserved, inventory and fully depreciated assets of the Squid product line. The following table summarizes the financial impact of the transactions:

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
                                                                                     ==================

16.  INCOME TAXES:

     The components of deferred tax assets are as follows:

                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   1998                 1999
                                                                             ------------------   ------------------
Property and equipment, principally due to differences in depreciation...    $       342,000      $       366,000
Accrued liabilities and other............................................            441,000              565,000
Tax credit carryforwards.................................................          1,006,000            1,531,000
Capitalized research and development expense.............................            380,000              691,000
Net operating loss carryforward..........................................         15,411,000           15,621,000
Valuation allowance......................................................        (17,580,000)         (18,774,000)
                                                                             ------------------   ------------------
Net deferred tax asset...................................................    $            --      $            --
                                                                             ==================   ==================

       Due to the uncertainty surrounding the realization of the deferred tax assets in future tax years, Conductus has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

       At December 31, 1999, Conductus had approximately $44,106,000 and $10,732,000 in net operating loss carryforwards for federal and state income purposes, respectively. These expire in the years 2000 through 2019. The Company also had approximately $913,000 and $618,000 in research and development credits against future federal and state income taxes, respectively. The federal tax credits expire in years 2004 through 2015. The state tax credits may be carried forward to succeeding years until exhausted.

                                 CONDUCTUS, INC.

16.  INCOME TAXES: (CONTINUED)

     The utilization of Conductus' net operating loss and tax credit carryforwards may be subject to limitations upon certain changes in ownership, as defined by Sec 382 of the Internal Revenue Code.

17.  BUSINESS SEGMENT AND MAJOR CUSTOMERS:

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

     Commercial sales to one customer as a percentage of revenues were 9% ($896,000), 2% ($76,000) and 0% ($0), in 1997, 1998 and 1999, respectively.
Receivables from this customer totaled $183,000 at December 31, 1997. There were no outstanding receivables from this customer at December 31, 1998 and 1999.

     On May 4, 1999, Conductus entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license its high temperature superconductive ("HTS") electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. Upon execution of the agreement, GDIS made an immediate payment to the Company of $2,900,000. In addition, GDIS began paying the Company $175,000 on the first day of each month for 12 months beginning on July 1, 1999. Conductus and GDIS also entered into a Cross-License, Supply and Training Agreement under which Conductus and GDIS agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, the Company agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, Conductus recognized revenues of $5,000,000 for the year ended December 31, 1999.

     Conductus' revenues by geographic area are summarized as follows:

                                                                       1997              1998            1999
                                                                  ---------------   --------------- ----------------
USA........................................................       $   8,318,000     $   4,485,000   $   7,525,863
Japan......................................................             896,000           146,000         272,000
Rest of the world..........................................             240,000            58,000              --
                                                                  ---------------   --------------- ----------------
                                                                  $   9,454,000     $   4,689,000   $   7,797,863
                                                                  ===============   =============== ================

18.  SUBSEQUENT EVENT:

     On January 20, 2000, the Company entered into an agreement with The Nevis Fund and Snowdon LP. Under the terms of the agreement, the Company issued 1,000,000 shares of common stock at $13.67 per share.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders Conductus, Inc.:

     Our audits of the financial statements referred to in our report dated February 15, 2000 appearing on page 32 also included an audit of the financial statement schedule listed in Item 14[a]2 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 15, 2000

                                   SCHEDULE II
                CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT    CHARGED TO
                                               BEGINNING      COST AND        OTHER                    BALANCE AT
DESCRIPTION                                    OF PERIOD      EXPENSES       ACCOUNTS    DEDUCTIONS   END OF PERIOD
-----------                                   ------------- ------------- ------------- ------------- --------------
COLUMN A                                        COLUMN B             COLUMN C             COLUMN D      COLUMN E
--------                                      ------------- --------------------------- ------------- --------------
Year ended December 31, 1997:
   Allowance for doubtful accounts..........  $    50,000   $   273,232   $        --   $   (75,000)  $   248,232

Year ended December 31, 1998:
   Allowance for doubtful accounts..........  $   248,232   $    53,744   $        --   $    (9,341)  $   292,635

Year ended December 31, 1999:
   Allowance for doubtful accounts..........  $   292,635   $   (53,000)  $        --   $  (136,717)  $   102,918

                                  EXHIBIT INDEX

 EXHIBIT NO                                                DESCRIPTION
 ----------                                                -----------
   2.1(1)     Stock Exchange Agreement dated as of May 28, 1993, between the Company and Tristan Technologies, Inc.
   3.1(2)     Restated Certificate of Incorporation.
   3.2(3)     Restated Bylaws.
   3.3(4)     Certificate of Designation of Series B Preferred Stock.
   3.4        Certificate of Designation of Series C Preferred Stock.
   4.1(5)     Stockholder Rights Plan.
  10.1(1)     1987 Stock Option Plan.
  10.2(1)     Amended 1989 Stock Option Plan.
  10.3(6)     1992 Stock Option/Stock Purchase Plan.
  10.4(7)     1994 Employee Stock Purchase Plan.
  10.5(1)     Second Amended and Restated Registration Rights Agreement dated June 3, 1993.
  10.6(4)     Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and
              September 22, 1998, between the Company and Series B Investors.
  10.7(4)     Form of Warrant to Purchase Common Stock between the Company and Series B Investors.
  10.8(8)     Employment Agreement dated May 3, 1994 between Registrant and Mr. Charles E. Shalvoy.
  10.9(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
  10.10(1)+   Coordinated Research Program Agreement dated October 14, 1988 and Amendment dated May 26, 1991 between the
              Registrant and Hewlett-Packard Company ("H-P"), as amended by the Agreement between Registrant and Hewlett-Packard
              Company dated June 2, 1993.
  10.11(9)    Collaboration Agreement between Registrant and CTI dated September 19, 1995.
  10.12(9)    High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant, Superconductor
              Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing
              Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
  10.13(10)+  Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the
              Registrant and Lucent Technologies Inc.
  10.14(4)    Engagement Letter between the Company and Sutro and Co. Inc., dated March 24, 1998.
  10.15(4)    Amendment to Engagement Letter between the Company and Sutro and Co. Inc., dated September 2, 1998.
  10.16(4)    Engagement Letter between the Company and Davenport and Co., dated September 2, 1998.
  10.17(4)    Master Lease Agreement between the Company and Leasing Technologies International, Inc., dated
              June 15, 1998.
  10.18(1)    Lease Agreement dated May 3, 1993 between the Registrant and Mozart-McKee Limited Partnership for
              Sunnyvale facilities.
  10.19(8)    Lease Agreement dated December 8, 1994 between Registrant and Mozart-McKee Limited Partnership for
              Sunnyvale facilities.
  10.20(8)    Business Loan Agreement dated August 15, 1994 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.21(11)   Loan Modification Agreement dated June 30, 1997, between Registration and Silicon Valley Bank modifying the
              Business Loan Agreement dated August 15, 1994.
  10.22(11)   Loan Modification Agreement dated November 12, 1997, between Registration and Silicon Valley Bank modifying the
              Business Loan Agreement dated August 15, 1994.
  10.23(11)   Loan Modification Agreement dated December 23, 1997, between Registration and Silicon Valley Bank modifying the
              Business Loan Agreement dated August 15, 1994.
  10.24(12)   Business Loan Agreement dated March 8, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.25(13)   Business Loan Agreement dated December 27, 1996 between Registrant and Silicon Valley Bank for working capital credit facility and term loan facility.
  10.26(4)+   Master Loan and Security Agreement between the Company and Transamerica Business Credit Corporation, dated June 26,
              1998.

 EXHIBIT NO                                                DESCRIPTION
 ----------                                                -----------
  10.27(4)    Stock Subscription Warrant Agreement between the Company and Transamerica Business Credit Corporation, dated June
              26, 1998.
  10.28(14)   Silicon Valley Bank Loan Agreement.
  10.29(14)   Collateral Assignment, Patent Mortgage and Security Agreement between the Company and Silicon Valley
              Bank.
  10.30(11)+  Asset Purchase Agreement dated July 9, 1997 between Registrant and Bruker Instruments, Inc. for sale of assets of
              Registrant's NMR Probe business.
  10.31(11)   Asset Purchase Agreement dated August 15, 1997 between Registrant and Neocera, Inc. for sale of Registrant's assets related to its temperature controller business.
  10.32(11)   Asset Purchase Agreement dated September 3, 1997, between Registrant and Niki Glass Ltd. for sale of Registrant's assets related to portions of its instruments business.
  10.33(15)+  License Agreement with General Dynamics, dated May 4, 1999.
  10.34(16)   Cross-License, Supply and Training Agreement with General Dynamics, dated May 4, 1999.
  10.35       Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between the
              Company and Series C Investors.
  10.36       Form of Warrant to Purchase Common Stock between the Company and Series C Investors.
  23.1        Consent of Independent Accountants
  24.1        Power of Attorney (See Page 32).
  27.1        Financial Data Schedule.

-------------------------------------------


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

(15) Incorporated herein by reference to the Company's Form 10-Q/A, filed with the SEC on May 27, 1999.

(16) Incorporated herein by reference to the Company's Form 10-Q, filed with the SEC on May 17, 1999.