Form 10-Q
period 2000-03-31
CONDUCTUS INC
filed 2000-05-12
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

As of April 30, 2000 there were 11,500,056 shares of the Registrants Common stock outstanding.

                                 CONDUCTUS, INC.

                                    FORM 10-Q

                                 March 31, 2000

                                      INDEX
                                      -----

PART I.           FINANCIAL INFORMATION                                                                        PAGE
---------------------------------------
Item 1:  Financial Statements.....................................................................................1
         --------------------
                  Condensed Balance Sheets at March 31, 2000 and December 31, 1999................................1

                  Condensed Statements of Operations for the Three Months Ended March 31, 2000 and 1999...........2

                  Condensed Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999...........3

                  Notes to Condensed Financial Statements.........................................................4

Item 2 :  Management's Discussion and Analysis of Financial Condition and Results of Operations...................7
          -------------------------------------------------------------------------------------

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..............................................10
         ----------------------------------------------------------

PART II:  OTHER INFORMATION
---------------------------

Item 1:  Legal Proceedings.......................................................................................11
         -----------------

Item 2:  Changes in Securities...................................................................................11
         ---------------------

Item 3:  Default Upon Senior Securities..........................................................................11
         ------------------------------

Item 4:  Submission of Matters to a Vote of Security Holders.....................................................11
         ---------------------------------------------------

Item 5:  Other Information.......................................................................................11
         -----------------

Item 6:  Exhibits and Reports on Form 8-K........................................................................12
         --------------------------------

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------


                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   2000                 1999
                                                                             ------------------   ------------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents.............................................    $    26,718,090      $    11,956,508
   Short-term investments................................................                 --            2,121,274
   Accounts receivable ..................................................            846,404            1,381,724
   Inventories...........................................................          1,580,701            1,266,200
   Prepaid expenses and other current assets.............................             96,053              306,339
                                                                             ------------------   ------------------
     Total current assets................................................         29,241,248           17,032,045
   Property and equipment, net...........................................          1,395,066            1,374,354
   Other assets..........................................................            182,132              190,383
                                                                             ------------------   ------------------
     Total assets........................................................    $    30,818,446      $    18,596,782
                                                                             ==================   ==================

LIABILITIES
Current liabilities:
   Current portion of long-term debt.....................................    $       780,554      $       752,419
   Accounts payable......................................................          1,257,581            1,022,993
   Other accrued liabilities.............................................          1,310,780            1,572,897
                                                                             ------------------   ------------------
     Total current liabilities...........................................          3,348,915            3,348,309
   Long-term debt, net of current portion................................            390,675              595,665
                                                                             ------------------   ------------------
     Total liabilities...................................................          3,739,590            3,943,974
                                                                             ------------------   ------------------

REDEEMABLE PREFERRED STOCK
Preferred stock..........................................................          7,831,440           10,777,675

STOCKHOLDERS' EQUITY
Common stock.............................................................              1,150                  726
Additional paid-in capital...............................................         73,288,016           52,543,129
Accumulated deficit......................................................        (54,041,750)         (48,668,722)
                                                                             ------------------   ------------------
     Total stockholders' equity..........................................         19,247,416            3,875,133
                                                                             ------------------   ------------------
     Total liabilities, redeemable equity, and stockholders' equity......    $    30,818,446      $    18,596,782
                                                                             ==================   ==================


     The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS




                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                     2000                1999
                                                                                ----------------   -----------------
                                                                                  (Unaudited)        (Unaudited)
Revenues:
  Contract................................................................      $     251,154      $     917,607
  Product sales...........................................................             87,900            396,770
                                                                                ----------------   -----------------
     Total revenues.......................................................            339,054          1,314,377
                                                                                ----------------   -----------------

Costs and expenses:
   Cost of product sales..................................................            701,219            569,667
   Research and development...............................................          1,081,217          1,121,295
   Selling, general and administrative....................................          1,209,677            834,470
                                                                                ----------------   -----------------
     Total costs and expenses.............................................          2,992,113          2,525,432
                                                                                ----------------   -----------------
Loss from operations......................................................         (2,653,059)        (1,211,055)
Interest income...........................................................            358,496             25,744
Other income..............................................................                 --              2,505
Interest expense..........................................................            (63,575)           (96,880)
                                                                                ----------------   -----------------
   Net loss...............................................................         (2,358,138)        (1,279,686)
Dividend accretion and deemed dividend on preferred stock.................         (3,014,889)          (211,680)
                                                                                ----------------   -----------------
Net loss attributable to common stockholders..............................      $  (5,373,027)     $  (1,491,366)
                                                                                ================   =================
Basic and diluted net loss per share......................................      $       (0.56)     $       (0.21)
                                                                                ================   =================
Shares used in per share calculations.....................................          9,535,312          7,144,162
                                                                                ================   =================


     The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ----------------------------------
                                                                                      2000              1999
                                                                                 ---------------   ----------------
                                                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss.................................................................     $  (2,358,138)    $  (1,279,686)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization............................................           187,468           212,783
   Amortization of discount on long term debt...............................            10,098            11,348
(Increase) decrease in:
   Accounts receivable......................................................           535,320            30,169
   Inventories..............................................................          (314,501)          135,926
   Prepaid expenses and other current assets................................           210,287            28,309
   Other assets.............................................................                --            (3,331)
Increase (decrease) in:
   Accounts payable and other accrued liabilities...........................           263,943          (184,708)
                                                                                 ---------------   ----------------
       Net cash used in operating activities................................        (1,465,523)       (1,049,190)
                                                                                 ---------------   ----------------

Cash flows from investing activities:
   Maturities of short-term investments.....................................         2,142,219           783,287
   Purchases of short-term investments......................................           (20,945)               --
   Acquisition of property and equipment....................................          (199,930)           (8,338)
                                                                                 ---------------   ----------------
       Net cash provided by investing activities............................         1,921,344           774,949
                                                                                 ---------------   ----------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................        14,492,709           (58,263)
   Principal repayments on long-term debt...................................          (186,948)         (225,040)
                                                                                 ---------------   ----------------
       Net cash provided by (used in) financing activities..................        14,305,761          (283,303)
                                                                                 ---------------   ----------------
   Net increase (decrease) in cash and cash equivalents.....................        14,761,582          (557,544)

Cash and cash equivalents at beginning of period............................        11,956,508         1,547,169
                                                                                 ---------------   ----------------
Cash and cash equivalents at end of period..................................     $  26,718,090     $     989,625
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

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1999 dated March 30, 2000 and filed with the Securities and Exchange Commission. The unaudited financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


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

2.        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                 2000                1999
                                                                          ------------------- -------------------
Conversion of preferred shares to common stock..........................   $     5,736,124     $            --
Conversion of preferred dividend to common stock                                   516,472                  --
                                                                             ----------------    ----------------
       Total............................................................   $     6,252,596                  --
                                                                             ================    ================

                                                                             ----------------    ----------------
Dividend accretion and deemed dividend on preferred stock...............   $     3,014,889      $      211,680
                                                                             ================    ================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)





3.        BASIC AND DILUTED NET LOSS PER SHARE:

          A reconciliation of the numerator and denominator of the basic and diluted loss per share is provided as follows:

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                 2000                1999
                                                                          ------------------- -------------------
Numerator - basic and diluted net loss per share:
     Net loss attributable to common shareholders.......................   $    (5,373,027)    $    (1,491,366)
Denominator - basic and diluted net loss per share:
     Weighted average common shares outstanding.........................         9,535,312           7,144,162
     Basic and diluted net loss per share...............................   $         (0.56)    $         (0.21)

          In the above computations, common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 7,741,000 and 1,822,000 for the three months ended March 31, 2000 and 1999, respectively.


4.       ACCOUNTS RECEIVABLE:

         Accounts receivable, net, consists of the following:

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 2000                1999
                                                                          ------------------- -------------------
U.S. government contracts:
   Unbilled
     Recoverable costs and accrued profit on
       progress completed - not billed..................................   $       146,083     $       148,088
   Billed...............................................................           269,240             192,254
Commercial..............................................................             9,000              94,300
License Fee Receivable..................................................           525,000           1,050,000
Allowance for doubtful accounts.........................................          (102,918)           (102,918)
                                                                          ------------------- -------------------
                                                                           $       846,404     $     1,381,724
                                                                          =================== ===================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)




5.       INVENTORIES:

         Inventories consist of the following:

                                                                              MARCH 31,          DECEMBER 31,
                                                                                 2000                1999
                                                                          ------------------- -------------------
Raw materials...........................................................   $       837,443     $       573,526
Work in process.........................................................           326,920             401,335
Finished goods..........................................................           416,338             291,339
                                                                          ------------------- -------------------
                                                                           $     1,580,701     $     1,266,200
                                                                          =================== ===================




6.        STOCKHOLDERS EQUITY:

          On January 18, 2000 the Company entered into an agreement with the Nevis Fund and Snowdon LP. Under the terms of the agreement, the Company issued 1,000,000 shares of common stock at $13.66875 per share.

Item 2 :  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.'S (THE "COMPANY" OR "CONDUCTUS") ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

          We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of March 31, 2000, we had accumulated losses of approximately $54,042,000 and we expect to incur significant additional losses during the remainder of 2000. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          Total revenues consist primarily of contract revenue and, to a lesser extent, product sales. Our total revenues decreased by 74% to $339,000 for the quarter ended March 31, 2000 from $1,314,000 in the comparable period of 1999. The decrease in total revenues from the prior year is primarily due to decreases in revenues from government contracts and government product sales, which resulted from the completion of several contracts and delays in the anticipated start date of new contracts in 2000.

          Revenue under U.S. government research and development contracts represented approximately 74% of total revenue for the quarter ended March 31, 2000 compared to 70% in the comparable period of 1999. Contract revenues decreased by 73% to $251,000 for the quarter ended March 31, 2000 from $917,000 in the comparable period of 1999. This decrease in revenue is primarily attributable to the completion of contracts related to our core wireless business in 1999. We have submitted several proposals related to prospective contracts associated with this core business and we expect to continue to submit proposals as additional and appropriate programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted and anticipate that government contract revenues will increase; however, we cannot assure you that we will receive the level of awards we anticipate or any awards at all. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

          Product revenues decreased by 78% to $88,000 from $397,000 in the comparable period of 1999. The decrease in product revenues was primarily the result of a reduction in sales of the Company's commercial and government wireless telecommunications products. We have several field trials in process for our products that may result in sales; however, there can be no assurance that the customers will purchase the products.

          Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $701,000 for the period ended March 31, 2000 compared to $570,000 for the comparable period of 1999. This increase in cost and corresponding decrease in gross margin is primarily attributable to an increase in expenses relating to continued development of the Company's manufacturing infrastructure to meet future demand.

         Research and development includes both externally and internally funded projects. Research and development expenses were $1,081,000 in the quarter ended March 31, 2000 compared to $1,121,000 in the comparable period of the prior year. Research and development, as a percentage of revenue, represented 319% and 85% in the quarters ended March 31, 2000 and 1999, respectively. The decrease in research and development expense was primarily attributable to a increase in spending on internally funded projects related to new product development partially offset by a decrease in spending on externally funded research and development contracts.

We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses compared to the prior year.

          Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,210,000 and $834,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in spending was primarily due to increases in sales, marketing and administrative headcount compared to the prior year. We expect sales and marketing expenses to continue to increase during 2000 to the extent we increase sales of commercial products.

          Interest expense was $64,000 and $97,000 for the periods ended March 31, 2000 and 1999, respectively. Interest charges related primarily to our loan from a leasing company as well as our bank term loan. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

          Interest and other income was $358,000 and $28,000 for the periods ended March 31, 2000 and 1999, respectively. The increase in interest income was primarily the result of higher average cash balances in 2000 compared to 1999.

          The net loss recorded for the first quarter of 2000 includes $225,000 in dividends recorded for Series C Preferred Stock as well as a charge of $2,790,000 for the beneficial conversion feature on the Series C Preferred Stock, which is being recognized as a deemed dividend to preferred shareholders over a six month period ending in June 2000.

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

          - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

          - $49,565,000 raised in private placement financings, including net proceeds of $14,906,000 raised in December 1999 and $13,670,000 in January 2000.

          - $46,136,000 from U.S. government contracts,

          - $1,171,000 in outstanding borrowings under various lease and bank loan arrangements, and

          - $4,231,000 in interest income.

          As of March 31, 2000 our aggregate cash and cash equivalents totaled $26,718,000. Additionally, we have a bank line of credit under which we may borrow up to a maximum of $2,000,000 based on a limitation of 80% of certain eligible receivables. As of March 31, 2000, there are no amounts outstanding under the bank line of credit facility.

          Net cash used in operations was $1,466,000 during the quarter ended March 31, 2000. Net cash used in operations was primarily the result of the net loss of $2,358,000 partially offset by the effect of non-cash depreciation and amortization charges of $198,000 during the quarter and the reduction of accounts receivable. We anticipate that we will incur significant additional net losses during 2000 and anticipate that our accounts receivable and inventories may increase during 2000. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2000.

          Net cash provided by investing activities was $1,921,000 during the quarter ended March 31, 2000. The balance was primarily related to the proceeds from sales of short-term investments during the quarter partially offset by investments in additional property and equipment of $200,000. We anticipate spending approximately $1,550,000 on capital expenditures during the remainder of 2000.

          Net cash provided by financing activities was $14,306,000 during the quarter ended March 31, 2000 and was primarily the result of the financing transaction completed in January 2000.

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

          We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts will satisfy our projected working capital and other cash requirements through fiscal 2000. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then.

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



Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings - Not Applicable
          ----------------------------------

Item 2:   Changes in Securities
          ---------------------

          On January 18, 2000, we sold and issued an aggregate of 1,000,000 shares of our Common Stock at a price of $13.66875 per share in a private placement of our equity. The offering was not underwritten and raised $13,668,750. Certain institutional and accredited investors purchased shares of Common Stock in such offering, which sales were exempt from the requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Rule 506 of Regulation D under the Act.

Item 3:   Default Upon Senior Securities - Not Applicable
          -----------------------------------------------

Item 4:   Submission of Matters to a Vote of Security Holders - Not Applicable
          --------------------------------------------------------------------

Item 5:   Other Information - Not Applicable.
          -----------------------------------

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

(A)  Exhibits

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                    DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------
    10.37         Common Stock Purchase Agreement dated January 18, 2000 between the Company and the Investors named therein.
    10.38         Building Leases Amendment Letter dated January 31, 2000 between the Company and the Mozart
                  Development Company.
    27.1          Financial Data Schedule.
---------------------

(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDUCTUS, INC.



Dated:  May 12, 2000                   /S/ Ron Wilderink
                                       -----------------------------------------

                                       Ron Wilderink, Vice President of Finance and Chief Financial Officer