Form 10-Q
period 2000-06-30
CONDUCTUS INC
filed 2000-08-14
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

As of July 31, 2000, there were 15,540,931 shares of the Registrant's Common Stock outstanding.

                                 CONDUCTUS, INC.

                                    FORM 10-Q

                                  June 30, 2000

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                        Page
---------------------------------------                                                                       ------
Item 1:           Financial Statements............................................................................1

                  Condensed Balance Sheets at June 30, 2000 and December 31, 1999.................................1

                  Condensed Statements of Operations for the Three Months and Six
                  Months Ended June 30, 2000 and 1999.............................................................2

                  Condensed Statements of Cash Flows for the Six Months Ended June 30,
                  2000 and 1999...................................................................................3

                  Notes to Condensed Financial Statements.........................................................4

Item 2 :          Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

Item 3:           Quantitative and Qualitative Disclosures About Market Risk.....................................11

PART II:          OTHER INFORMATION
-----------------------------------
Item 1:           Legal Proceedings..............................................................................12

Item 2:           Changes in Securities..........................................................................12

Item 3:           Default upon Senior Securities.................................................................12

Item 4:           Submission of Matters to a vote of Security Holders............................................12

Item 5:           Other Information..............................................................................13

Item 6:           Exhibits and Reports on Form 8-K...............................................................14

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                  JUNE 30,              DECEMBER 31,
                                                                                    2000                    1999
                                                                             --------------------    --------------------
ASSETS                                                                           (Unaudited)              (Audited)
Current assets:
   Cash and cash equivalents.............................................    $        22,048         $        11,957
   Restricted cash.......................................................                514                       -
   Short-term investments................................................                  -                   2,121
   Accounts receivable ..................................................                303                   1,382
   Inventories...........................................................              2,893                   1,266
   Prepaid expenses and other current assets.............................                144                     306
                                                                             --------------------    --------------------
     Total current assets................................................             25,902                  17,032
   Property and equipment, net...........................................              1,583                   1,375
   Other assets..........................................................                211                     190
                                                                             --------------------    --------------------
     Total assets........................................................    $        27,696         $        18,597
                                                                             ====================    ====================

LIABILITIES
Current liabilities:
   Accounts payable......................................................    $           750         $         1,023
   Other accrued liabilities.............................................              1,691                   1,573
   Current portion of long-term debt.....................................                987                     752
                                                                             --------------------    --------------------
     Total current liabilities...........................................              3,428                   3,348
   Long-term debt, net of current portion................................                  -                     596
                                                                             --------------------    --------------------
     Total liabilities...................................................              3,428                   3,944
                                                                             --------------------    --------------------

REDEEMABLE PREFERRED STOCK
Preferred stock..........................................................                  -                  10,778

STOCKHOLDERS' EQUITY
Common stock.............................................................                  2                       1
Additional paid-in capital...............................................             86,826                  52,543
Accumulated deficit......................................................            (62,560)                (48,669)
                                                                             --------------------    --------------------
     Total stockholders' equity..........................................             24,268                   3,875
                                                                             --------------------    --------------------
     Total liabilities, redeemable preferred stock and stockholders' equity  $        27,696         $        18,597
                                                                             ====================    ====================

   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                   (Unaudited)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                              ---------------------------------  ---------------------------------
                                                                   2000              1999             2000              1999
                                                              ---------------   ---------------  ---------------   ---------------
Revenues:
  Product sales...........................................    $         46      $        142     $        134      $        539
  Contract................................................             191               431              442             1,348
  License.................................................               -             5,000                -             5,000
                                                              ---------------   ---------------  ---------------   ---------------
     Total revenues.......................................             237             5,573              576             6,887
                                                              ---------------   ---------------  ---------------   ---------------

Costs and expenses:
   Cost of product sales..................................           1,352               597            2,053             1,167
   Research and development...............................           1,207             1,033            2,288             2,154
   Selling, general and administrative....................           1,520             1,276            2,730             2,110
                                                              ---------------   ---------------  ---------------   ---------------
     Total costs and expenses.............................           4,079             2,906            7,071             5,431
                                                              ---------------   ---------------  ---------------   ---------------

Income (loss) from operations.............................          (3,842)            2,667           (6,495)            1,456
Interest income...........................................             382                23              741                49
Interest expense..........................................             (57)              (91)            (121)             (189)
Other income..............................................              74                 9               74                12
                                                              ---------------   ---------------  ---------------   ---------------
     Income (loss) before taxes...........................          (3,443)            2,608           (5,801)            1,328
Tax expense                                                             (1)               (1)              (1)               (1)
                                                              ---------------   ---------------  ---------------   ---------------
     Net income (loss)....................................          (3,444)            2,607           (5,802)            1,327
Dividend accretion and deemed dividend on preferred stock.          (5,075)             (100)          (8,090)             (311)
                                                              ---------------   ---------------  ---------------   ---------------
Net income (loss) attributable to
   common stockholders....................................    $     (8,519)     $      2,507     $    (13,892)     $      1,016
                                                              ===============   ===============  ===============   ===============

Net income (loss) per share:
   Basic..................................................    $     (0.70)      $       0.35     $      (1.28)     $       0.14
                                                              ===============   ===============  ===============   ===============
   Diluted................................................    $     (0.70)      $       0.26     $      (1.28)     $       0.10
                                                              ===============   ===============  ===============   ===============

Shares used in per share calculations:
   Basic..................................................          12,126             7,148           10,831             7,146
                                                              ===============   ===============  ===============   ===============
   Diluted................................................          12,126             9,749           10,831             9,686
                                                              ===============   ===============  ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                 ----------------------------------
                                                                                      2000              1999
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net income (loss)........................................................     $      (5,802)    $       1,327
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
   Depreciation and amortization............................................               303               415
   Amortization of discount on long term debt...............................                20                23
Change in assets and liabilities:
   Accounts receivable......................................................             1,079            (2,014)
   Inventories..............................................................            (1,627)               49
   Prepaid expenses and other current assets................................               163                72
   Other assets.............................................................               (37)              (61)
   Accounts payable and other accrued liabilities...........................              (103)              109
                                                                                 ---------------   ----------------
       Net cash used in operating activities................................            (6,004)              (80)
                                                                                 ---------------   ----------------

Cash flows from investing activities:
   Maturities of short-term investments.....................................             2,142             1,037
   Purchases of short-term investments......................................               (21)               (6)
   Acquisition of property and equipment....................................              (495)              (52)
                                                                                 ---------------   ----------------
       Net cash provided by investing activities............................             1,626               979
                                                                                 ---------------   ----------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................            15,364                21
   Costs to register preferred stock........................................                 -               (58)
   Principal repayments on long-term debt...................................              (381)             (457)
                                                                                 ---------------   ----------------
       Net cash provided by (used in) financing activities..................            14,983              (494)
                                                                                 ---------------   ----------------

   Net increase in cash and cash equivalents................................            10,605               405

Cash and cash equivalents at beginning of period............................            11,957             1,547
                                                                                 ---------------   ----------------
Cash and cash equivalents at end of period..................................     $      22,562     $       1,952
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

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1999, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 2000. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Conductus does not currently hold derivative instruments or engage in hedging activities.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


2.       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                     SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                 2000                1999
                                                                          ------------------- -------------------
                                                                                      (in thousands)
Conversion of preferred shares to common stock..........................     $      18,417       $          --
Conversion of preferred dividend to common stock........................               517                  --
                                                                             ----------------    ----------------
       Total............................................................     $      18,934                  --
                                                                             ================    ================

                                                                             ----------------    ----------------
Dividend accretion and deemed dividend on preferred stock...............     $       8,090       $         311
                                                                             ================    ================




3.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

         A reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share is provided as follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                     -------------------------------------- --------------------------------------
                                                             2000                1999             2000                1999
                                                     ------------------  ------------------ ------------------  ------------------
Numerator - basic and diluted net income
  (loss) per share:
   Net income (loss) attributable to common
     stockholders................................     $       (8,519)           $ 2,507            $(13,892)          $ 1,016
                                                     ==================  ================== ==================  ==================

Denominator - basic and diluted net income
  (loss) per share:
   Weighted average common shares
     outstanding.................................             12,126              7,148              10,831             7,146
                                                     ------------------  ------------------ ------------------  ------------------
   Shares used in computing basic earnings
     (loss) per share............................             12,126              7,148              10,831             7,146
                                                     ------------------  ------------------ ------------------  ------------------

   Weighted average number of dilutive common
     equivalent shares used in computing diluted
     income (loss) per share:
       Series B preferred........................                  -              2,461                   -             2,461
       Stock options.............................                  -                140                   -                79
                                                     ------------------  ------------------ ------------------  ------------------
   Shares used in computing
     diluted net income (loss) per share.........             12,126              9,749             10,831              9,686
                                                     ==================  ================== ==================  ==================

   Net income (loss) per share:
     Basic.......................................     $        (0.70)     $        0.35      $       (1.28)      $       0.14
                                                     ==================  ================== ==================  ==================
     Diluted.....................................     $        (0.70)     $        0.26      $       (1.28)      $       0.10
                                                     ==================  ================== ==================  ==================


         In the above computations, common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because the effect is anti-dilutive were approximately 5,235,000 and 6,494,000 for the three and six month periods ended June 30, 2000 respectively.

4.       INVENTORIES:

         Inventories consist of the following (in thousands):

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2000                1999
                                                                          ------------------- -------------------
                                                                             (Unaudited)          (Audited)
Raw materials...........................................................   $         1,913     $           574
Work in process.........................................................               384                 401
Finished goods..........................................................               596                 291
                                                                          ------------------- -------------------
                                                                           $         2,893     $         1,266
                                                                          =================== ===================

5.       STOCKHOLDERS EQUITY:

         On January 18, 2000 the Company entered into an agreement with the Nevis Fund and Snowden LP. Under the terms of the agreement, the Company issued 1,000,000 shares of common stock at $13.67 per share.

         During the six months ended June 30, 2000, all of the Preferred Series B and Preferred Series C Shares were converted to 2,461,230 and 3,750,000 common shares, respectively.

6.       SUBSEQUENT EVENT:

         In August 2000 the Company entered into a transaction with Dobson Communications Corporation to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years. Under the terms of the contract the Company issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share. However, in order to earn the entire 500,000 shares under the warrant Dobson would be required to purchase significantly more than the minimum commitment of 200 systems. The warrant vests based on the amount of product purchased by Dobson. The value of the warrants issued will be recorded as a sales discount up to the amount of revenue recognized and the remainder, if any, as cost of goods sold in our financial statements.

         In July 2000, General Dynamics, Inc. authorized the Company to start work on a cost plus fixed fee sub-contract under a government funded DARPA program.

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

OVERVIEW

         We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of June 30, 2000, we had accumulated losses of approximately $62.6 million and we expect to incur significant additional losses during the remainder of 2000. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Total revenues consist of contract revenue, product revenue, and license revenue. Total revenues decreased by 96% to $237,000 for the quarter ended June 30, 2000 from $5,573,000 in the comparable period of 1999. Revenues for the six months ended June 30, 2000 were $576,000, which represents a decrease of 92% over the comparable period of 1999. The decrease in total revenues from the prior year is primarily due to the decreases in license revenue, and to a lesser extent, decreases in revenues from government contracts and government product sales which resulted from the completion of several contracts and delays in the anticipated start date on new contracts in 2000.

         Revenue under U.S. government research and development contracts represented approximately 80% and 77%, respectively of total revenue for the three month and six month periods ended June 30, 2000, compared to 8% and 20% for the comparable periods of 1999. The increase in contract revenues as a percent of total revenues was primarily due to the impact of the license revenues on total revenue recognized in the comparative period and, to a lessor extent, a reduction of contract revenues during the comparison periods. Contract revenues decreased by 56% to $191,000 and by 67% to $442,000, respectively, for the three and six-month periods ended June 30, 2000, from the comparable periods of 1999. This decrease is primarily attributable to a decrease in government contracts and government product sales, which resulted from the completion of several contracts and delays in the anticipated start date of new contracts in 2000. We have submitted, or are in the process of preparing, several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted or are in preparation. However, we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

         Product sales for the three months ended June 30, 2000, decreased by 67% to $46,000 from $142,000 in the comparable period of 1999. For the six months ended June 30, 2000, product sales decreased by 75% to $134,000 from $539,000 in the comparable period of 1999. This decrease is primarily due to a reduction in the sales of government and commercial telecommunication products.

         Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $1,352,000 for the quarter ended June 30, 2000, compared to $597,000 for the comparable period of 1999. For the six months ended June 30, 2000, cost of product sales was $2,053,000 compared to $1,167,000 for the comparable period of 1999. These increases and corresponding decreases in gross margins are primarily attributable to increases in direct and indirect costs associated with the buildup of the manufacturing infrastructure.

         Research and development includes both externally and internally funded projects. Research and development expenses were $1,207,000 in the quarter ended June 30, 2000 compared to $1,033,000 in the comparable period of the prior year. For the six-month period ended June 30, 2000, research and development expenses were $2,288,000 compared to $2,154,000 in the first six months of 1999. Research and development, as a percentage of revenue, represented 509% and 397%, respectively for the three and six month periods ended June 30, 2000. This compares to research and development expenses representing 19% and 31% as a percentage of revenue for the comparable periods of 1999. The increase in research and development expense was primarily attributable to an increase in spending on internally funded projects related to new product development partially offset by a decrease in externally funded contract activities during the comparison periods. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses both as a percentage of revenue and compared to the prior year during the remainder of 2000.

         Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,520,000 and $1,276,000 in the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, selling, general and administrative expenses were $2,730,000 and $2,110,000 respectively. The increase in spending during the comparison periods was primarily due to the increases in sales, marketing, and administrative headcount compared to the prior year. We expect sales and marketing expenses to continue to increase during 2000 to the extent we increase sales of commercial products.

         Interest expense was $57,000 and $91,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, and 1999 interest expense was $121,000 and $189,000, respectively. The decrease in interest expense was primarily due to lower average debt during the comparison periods.

         Interest and other income was $456,000 and $815,000 for the three and six month periods ended June 30, 2000, respectively. This compared to $32,000 and $61,000 for the three and six month periods ended June 30, 1999. The increase in interest income was primarily the result of higher cash balances and yields on investments in 2000 compared to 1999.

         The net loss recorded for the second quarter and year to date of 2000 includes $239,000 and $464,000, respectively, in dividends recorded for Series C Preferred Stock. In addition, $4,836,000 and $7,626,000 was recognized for the three and six months ended June 30, 2000, respectively for the beneficial conversion feature on the Series C Preferred Stock, which was recognized as a deemed dividend to preferred shareholders over a six month period that ended in June, 2000.

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

         - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

         -    $49,565,000 raised in private placement financings,

         -    $46,327,000 from U.S. government contracts,

         - $987,000 in outstanding borrowings under various lease and bank loan arrangements, and

         -    $4,687,000 in interest income.

         As of June 30, 2000 our aggregate cash, cash equivalents and short term investments totaled $22,562,000. Additionally, we have a bank line of credit under which we may borrow up to a maximum of $2,000,000 based on a limitation of 80% of certain eligible receivables. As of June 30, 2000, there are no amounts outstanding under the bank line of credit facility.

         Net cash used in operations was $6,004,000 during the six months ended June 30, 2000. Net cash used in operations was primarily the result of a net loss of $5,802,000 and an increase in inventory partially offset by the effect of non-cash depreciation and amortization of $323,000 and a reduction in accounts receivable. We anticipate that we will incur significant additional net losses during the remainder of 2000 and anticipate that our accounts receivable and inventories may increase as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2000.

         Net cash provided by investing activities was $1,626,000 during the six months ended June 30, 2000. The balance was primarily related to the proceeds from sales of short-term investments during the period partially offset by investments in additional property and equipment.

         Net cash provided by financing activities was $14,983,000 during the six months ended June 30, 2000 and was primarily the result of the financing transaction completed in January, 2000.

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

         We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts will satisfy our projected working capital and other cash requirements through the next twelve months. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 2000. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Conductus does not currently hold derivative instruments or engage in hedging activities.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENT

         In August 2000 the Company entered into a transaction with Dobson Communications Corporation to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years. Under the terms of the contract the Company issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share. In order to earn the 500,000 shares, Dobson would be required to purchase significantly more than the minimum number of systems. The warrant vests based on the amount of product purchased by Dobson. The value of the warrants issued will be recorded as a sales discount up to the amount of revenue recognized and the remainder, if any, as cost of goods sold in our financial statements.

         In July 2000, General Dynamics, Inc. authorized the Company to start work on a cost plus fixed fee subcontract under a government funded DARPA program.

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

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2:  CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3:  DEFAULT UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 25, 2000.

         (a) The meeting included the election of the Board of Directors, submitted as Proposal No. 1, whose names are as follows:

              John F. Shoch, Ph.D.
              Charles E. Shalvoy
              Martin Cooper
              Robert M. Janowiak
              Martin J. Kaplan

         (b)  Other matters voted upon at the stockholders meeting were:

              Proposal No. 2:  Approval of amendment to and restatement of the
                               Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 20,000,000 to 25,000,000;

              Proposal No. 3:  Approval of amendment to the Company's 1992 Stock
                               Option / Stock Issuance Plan to increase number of shares available for issuance thereunder from 2,580,000 to 4,580,000.

              Proposal No. 4:  Approval of amendment to the Company's 1992 Stock
                               Option / Stock Issuance Plan to provide for an automatic annual increase in the number of shares available for issuance.

              Proposal No. 5:  Approval of amendment to the Company's 1992 Stock
                               Option / Stock Issuance Plan to amend the automatic grant program.

              Proposal No. 6:  Approval of amendment to the Company's Employee
                               Stock Purchase Plan to increase the number of shares available for issuance thereunder from 550,000 to 750,000.

              Proposal No. 7:  Ratification of the selection of
                               PricewaterhouseCoopers LLP as the Company's independent auditors for the year ended December 31, 2000.

         Shares of Common Stock and Preferred Stock voted as follows:

         Proposal No. 1
         (Election of Board of Directors)                 Common Stock               Series C Preferred Stock
                                               ---------------------------------    ---------------------------------

                                                                   Total Vote                           Total Vote
                                                 Total Vote         Withheld          Total Vote         Withheld
                                                  For each          From Each          For each         From Each
                                                  Director          Director           Director          Director
                                               ---------------    --------------    ---------------   ---------------
        John F. Shoch, Ph.D.                       10,353,396        158,937            275,000              0
        Charles E. Shalvoy                         10,353,196        159,137            275,000              0
        Martin Cooper                              10,220,562        291,771            275,000              0
        Robert M. Janowiak                         10,350,796        161,537            275,000              0
        Martin J. Kaplan                           10,222,751        289,582            275,000              0

                                                For (Common/         Against           Abstain           Non Vote
                                                Preferred C)        (Common/           (Common/          (Common/
                                                                  Preferred C)       Preferred C)      Preferred C)
                                               ---------------    --------------    ---------------   ---------------
        Proposal No. 2
        (Approval of amendment
        and restatement of the
        Company's restated Certificate
        of Incorporation to increase the
        number of shares of common stock
        authorized to be issued from             10,220,562            214,071              18,335
        20,000,000 to 25,000,000.)                  275,000                  0                   0                 0

        Proposal No. 3
        (Approval of amendment to
        the Company's 1992 Stock
        Option / Stock Issuance Plan to
        increase the number of shares
        available for issuance thereunder         4,421,598            901,745              28,284         5,160,706
        from 2,580,000 to 4,580,000.)               275,000                  0                   0                 0

        Proposal No. 4
        (Approval of amendment to the
        Company's 1992 Stock Option/
        Stock Issuance Plan to provide
        for an automatic annual
        increase in the number of shares          4,393,617            931,095              26,915         5,160,706
        available for issuance                      247,500             27,500                   0                 0

        Proposal No. 5
        (Approval of amendment to the
        Company's 1992 Stock Option/
        Stock Issuance Plan to amend              4,622,504            698,609              30,514         5,160,706
        the automatic grant program                 247,500             27,500                   0                 0

        Proposal No. 6
        (Approval of amendment to the
        Company's Employee Stock
        Purchase Plan to increase the
        number of shares available for
        issuance thereunder from                  5,160,356            167,328              23,374         5,161,275
        550,000 to 750,000.)                        272,500                  0               2,500                 0

        Proposal No. 7
        (Ratification of the selection of
        PricewaterhouseCoopers LLP
        as the Company's independent
        auditors for the year ended              10,475,164             27,045              10,124
        December 31, 2000)                          272,500                  0               2,500                 0



ITEM 5:  OTHER INFORMATION -- NOT APPLICABLE.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                    DESCRIPTION
--------------    -----------------------------------------------------------------------------------------------------
     3.1          Restated Certificate of Incorporation.
    10.3*         1992 Stock Option/Stock Purchase Plan, as amended
    10.4*         1994 Employee Stock Purchase Plan, as amended
    27.1          Financial Data Schedule.
---------------------
  *               Management compensatory plan or arrangement

(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDUCTUS, INC.



Dated:  Aug 11, 2000                   /s/ Ron Wilderink
                                       ------------------------------------

                                       Ron Wilderink, Vice President of Finance
                                       Principal Financial Officer and Duly
                                       Authorized Signatory

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                    DESCRIPTION
--------------    -----------------------------------------------------------------------------------------------------
     3.1          Restated Certificate of Incorporation.
    10.3*         1992 Stock Option/Stock Purchase Plan, as amended
    10.4*         1994 Employee Stock Purchase Plan, as amended
    27.1          Financial Data Schedule.
---------------------
  *               Management compensatory plan or arrangement.