Form 10-Q
period 2000-09-30
CONDUCTUS INC
filed 2000-11-14
CIK 884621

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

As of October 31, 2000 there were 15,788,625 shares of the Registrant's Common stock outstanding.

                                 CONDUCTUS, INC.

                                    FORM 10-Q

                               September 30, 2000

                                      INDEX
                                      -----

PART I.        FINANCIAL INFORMATION                                                                        PAGE
------------------------------------                                                                        ----
 Item 1:       Financial Statement.............................................................................1

               Condensed Balance Sheets at September 30, 2000 and December 31, 1999............................1

               Condensed Statements of Operations for the Three Months and Nine
               Months Ended September 30, 2000 and 1999........................................................2

               Condensed Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999.....................................................................3

               Notes to Condensed Financial Statements.........................................................4

Item 2 :       Management's Discussion and Analysis of Financial Condition and Results of Operations...........7

Item 3:        Quantitative and Qualitative Disclosures About Market Risk.....................................11

PART II:       OTHER INFORMATION
--------------------------------

Item 1:        Legal Proceedings..............................................................................12

Item 2:        Changes in Securities..........................................................................12

Item 3:        Default upon Senior Securities.................................................................12

Item 4:        Submission of Matters to a Vote of Security Holders............................................12

Item 5:        Other Information..............................................................................12

Item 6:        Exhibits and Reports on Form 8-K...............................................................13

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                 CONDUCTUS, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    2000                 1999
                                                                             ------------------   ------------------
ASSETS                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents.............................................      $      19,459        $      11,957
   Short-term investments................................................                293                2,121
   Accounts receivable ..................................................                599                1,382
   Inventories...........................................................              2,330                1,266
   Prepaid expenses and other current assets.............................                145                  306
                                                                             ------------------   ------------------
     Total current assets................................................             22,826               17,032
   Property and equipment, net...........................................              1,942                1,375
   Other assets..........................................................                223                  190
                                                                             ------------------   ------------------
     Total assets........................................................      $      24,991        $      18,597
                                                                             ==================   ==================

LIABILITIES
Current liabilities:
   Accounts payable......................................................      $         793        $       1,023
   Other accrued liabilities.............................................              1,600                1,573
   Current portion of long-term debt.....................................                796                  752
                                                                             ------------------   ------------------

     Total current liabilities...........................................              3,189                3,348
   Long-term debt, net of current portion................................                  -                  596
                                                                             ------------------   ------------------
     Total liabilities...................................................              3,189                3,944
                                                                             ------------------   ------------------


REDEEMABLE PREFERRED STOCK
Preferred stock..........................................................                  -               10,778


STOCKHOLDERS' EQUITY
Common stock.............................................................                  2                    1
Additional paid-in capital...............................................             87,738               52,543
Accumulated deficit......................................................            (65,938)             (48,669)
                                                                             ------------------   ------------------
     Total stockholders' equity..........................................             21,802                3,875
                                                                             ------------------   ------------------

     Total liabilities and stockholders' equity..........................      $      24,991        $      18,597
                                                                             ==================   ==================

     The accompanying notes are an integral part of these condensed financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   (Unaudited)


                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                     2000              1999             2000              1999
                                                ---------------   ---------------  ---------------   ---------------
Revenues:
  Product sales...............................    $      288        $      196       $      422        $      735
  Less non-cash charge for warrants vesting
  upon commercial product sales...............           (96)                -              (96)                -
                                                ---------------   ---------------  ---------------   ---------------
     Net product revenues.....................           192               196              326               735
  Contract....................................           397               294              839             1,642
  License and other revenue...................             -                11                -             5,011
                                                ---------------   ---------------  ---------------   ---------------
     Total net revenues.......................           589               501            1,165             7,388
                                                ---------------   ---------------  ---------------   ---------------
Costs and expenses:
   Cost of product sales......................         1,467               734            3,520             1,900
   Research and development...................         1,490               996            3,778             3,150
   Selling, general and administrative........         1,335               963            4,065             3,074
                                                ---------------   ---------------  ---------------   ---------------
     Total costs and expenses.................         4,292             2,693           11,363             8,124
                                                ---------------   ---------------  ---------------   ---------------
Loss from operations..........................        (3,703)           (2,192)         (10,198)             (736)
Interest income...............................           342                14            1,083                72
Interest expense..............................           (49)              (81)            (170)             (269)
Other income net..............................            33                20              107                22
                                                ---------------   ---------------  ---------------   ---------------
     Loss before taxes........................        (3,377)           (2,239)          (9,178)             (911)
Tax expense                                                -                 -               (1)               (1)
                                                ---------------   ---------------  ---------------   ---------------
     Net loss.................................        (3,377)           (2,239)          (9,179)             (912)
Dividend accretion and deemed dividend on
   preferred stock............................             -              (100)          (8,090)             (411)
                                                ---------------   ---------------  ---------------   ---------------
Net loss attributable to
   common stockholders........................    $   (3,377)       $   (2,339)      $  (17,269)       $   (1,323)
                                                ===============   ===============  ===============   ===============

Net loss per share:
   Basic and diluted..........................    $    (0.22)       $    (0.33)      $    (1.39)       $    (0.19)
                                                ===============   ===============  ===============   ===============

Shares used in per share calculations:
   Basic and diluted..........................        15,656             7,157           12,452             7,150
                                                ===============   ===============  ===============   ===============

     The accompanying notes are an integral part of these condensed financial statements.

                                 CONDUCTUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                   (Unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      2000              1999
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net loss.................................................................       $    (9,179)      $      (912)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization............................................               454               614
   Amortization of discount on long term debt...............................                30                34
   Gain on the disposal of equipment........................................              (108)                -
   Non-cash charge for warrants vesting upon commercial product sales.......                96                 -
Change in operating assets and liabilities:
   Accounts receivable......................................................               783            (1,627)
   Inventories..............................................................            (1,064)             (110)
   Prepaid expenses and other current assets................................               161                39
   Other assets.............................................................               (57)              (64)
   Accounts payable and other accrued liabilities...........................              (115)              226
                                                                                 ---------------   ----------------
       Net cash used in operating activities................................            (8,999)           (1,800)
                                                                                 ---------------   ----------------
Cash flows from investing activities:
   Maturities of short-term investments.....................................             2,142             1,350
   Purchases of short-term investments......................................              (314)               (9)
   Acquisition of other assets..............................................                 -               (75)
   Proceeds from the sale of assets.........................................                58                 -
   Acquisition of property and equipment....................................              (997)             (100)
                                                                                 ---------------   ----------------
       Net cash provided by investing activities............................               889             1,166
                                                                                 ---------------   ----------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock...............................            16,696                21
   Costs to register preferred stock........................................                 -               (58)
   Preferred dividend payments..............................................              (502)                -
   Principal repayments on long-term debt...................................              (582)             (694)
                                                                                 ---------------   ----------------
       Net cash provided by (used in) financing activities..................            15,612              (731)
                                                                                 ---------------   ----------------
   Net increase (decrease) in cash and cash equivalents.....................             7,502            (1,365)
Cash and cash equivalents at beginning of period............................            11,957             1,547
                                                                                 ---------------   ----------------
Cash and cash equivalents at end of period..................................       $    19,459       $       182
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

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL INFORMATION:

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 2000. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities An Amendment of FASB Statement No. 133". SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to the revenue recognition policies. In October 2000 the SEC issued guidance on frequently asked questions with respect to the implementation with regards to SAB 101.

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


2.       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                                 2000                1999
                                                                          ------------------- -------------------
                                                                                      (in thousands)
                                                                             ----------------    ----------------
Expense related to warrants issued in connection with commercial product
    sales...............................................................    $            96     $            --
                                                                             ================    ================

Conversion of preferred shares to common stock..........................    $        18,417     $            --
Conversion of preferred dividend to common stock........................                517                  --
                                                                             ----------------    ----------------
       Total............................................................    $        19,030                  --
                                                                             ================    ================

                                                                             ----------------    ----------------
Dividend accretion and deemed dividend on preferred stock...............    $         8,090     $           411
                                                                             ================    ================

3.       BASIC AND DILUTED NET LOSS PER SHARE:

         A reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows (in thousands, except per share data):

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                   -------------------------------------- --------------------------------------
                                                           2000                1999             2000                1999
                                                   ------------------  ------------------ ------------------  ------------------
Numerator - basic and diluted net loss per share:
   Net loss attributable to common stockholders..    $       (3,377)     $       (2,339)    $      (17,269)     $       (1,323)
                                                   ==================  ================== ==================  ==================

Denominator - basic and diluted net loss
   Weighted average common shares
     outstanding.................................            15,656               7,157             12,452               7,150
                                                   ------------------  ------------------ ------------------  ------------------
   Shares used in computing basic loss ..........            15,656               7,157             12,452               7,150
                                                   ------------------  ------------------ ------------------  ------------------

   Net loss per share:
     Basic and diluted...........................    $        (0.22)     $        (0.33)    $        (1.39)     $        (0.19)
                                                   ==================  ================== ==================  ==================

     In the above computations, common equivalent shares are excluded from the diluted loss per share, as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible

                                 CONDUCTUS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



preferred stock that could potentially dilute basic net income (loss) per share in the future and that were not included in the computations of diluted loss per share because the effect is anti-dilutive were approximately 1,790,000 and 4,925,000 for the three and nine month periods ended September 30, 2000 respectively and 2,710,000 and 2,592,000 for the three and nine month periods ended September 30, 1999 respectively.


4.   INVENTORIES:

     Inventories consist of the following (in thousands):

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2000                1999
                                                                          ------------------- -------------------
                                                                              (Unaudited)
Raw materials...........................................................    $       1,196       $          574
Work in process.........................................................              699                  401
Finished goods..........................................................              435                  291
                                                                          ------------------- -------------------
                                                                            $       2,330       $        1,266
                                                                          =================== ===================

5.   STOCKHOLDERS' EQUITY:

     During the nine months ended September 30, 2000, all of the Preferred Series B and Preferred Series C Shares were converted to 2,461,230 and 3,750,000 common shares, respectively.

6.   SUBSEQUENT EVENTS:

     In August 2000 the Company entered into a transaction with Dobson Cellular Systems, Inc. to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years. Under the terms of the contract the Company issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share. In order to earn the 500,000 shares, Dobson would be required to purchase significantly more than the minimum number of systems. The warrant vests based on the amount of product purchased by Dobson. The value of the warrants issued will be recorded as a sales discount up to the amount of revenue recognized and the remainder, if any, as cost of goods sold in our financial statements.

     In October 2000 the Company entered into a lease line of credit providing for borrowings of up to $2,000,000 for the purchase of capital equipment. This transaction has an effective date of September 1, 2000. This line of credit is collateralized by equipment purchases and has an effective interest rate of 9.31%. The Company also granted the leasing company warrants to purchase up to 10,000 shares of the Company's common stock at a price equal to $18.75 per share. This line of credit expires on June 30, 2001, with final payment obligations due
     36 months after the final borrowing.

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

OVERVIEW

        We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of September 30, 2000, we had accumulated losses of approximately $65,938,000 and we expect to incur significant additional losses during the remainder of 2000. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        Total revenues consist primarily of contract revenue, product revenue, and license revenue. Total gross revenues increased by 37% to $685,000 for the quarter ended September 30, 2000 from $501,000 in the comparable period of 1999. Revenues for the nine months ended September 30, 2000 were $1,261,000, which represents a decrease of 83% over the comparable period of 1999. Net revenues for the quarter ended September 30, 2000 increased by 18% to $589,000 from $501,000 for the quarter ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 were $1,165,000, a decrease of 84% compared to the net revenues of $7,388,000 for the comparable period in 1999. Excess product revenues in 2000 have been reduced by a non-cash charge for warrants which vest upon the sale of commercial products. The decrease in September 30, 2000 year to date revenues was primarily attributable to the one time recognition of revenue in 1999 from a General Dynamics licensing transaction and lower product and contract revenues during the first six months of 2000.

        Revenue under U.S. government research and development contracts represented approximately 58% and 67%, respectively, of total revenue for the three month and nine month periods ended September 30, 2000 compared to 59% and 22% for the same periods of 1999. The year to date increase in contract revenues as a percent of the total revenues was primarily due to the impact of license revenues on total revenues recognized in the comparative periods and to a lessor extent a reduction in contract revenue during the first six months of the comparison periods. Contract revenues for the quarter ended September 30, 2000 were $397,000, a $103,000 increase from the comparable period in 1999. This increase resulted from revenue recognized on two new government contracts related to our core wireless business, including a subcontract from General Dynamics under a government funded Defense Advanced Research Projects Agency program. Contract revenues for the nine months ended September 30, 2000 were $839,000, a 49% decrease from $1,642,000 in the comparable nine months in 1999. This decrease was primarily attributable to the decrease in government contracts and government product sales during the first six months of 2000, which resulted from the completion of several contracts and delays in the anticipated start date of new contracts in 2000. We have submitted, or are in the process of preparing, several proposals related to prospective contracts associated with our core wireless business and we will continue to submit proposals as additional programs become available. We believe we will be able to participate in several of the contracts for which proposals have been submitted or are in preparation. However, we cannot assure you that we will receive the level of awards we anticipate. Additionally, the recognition of revenue and receipt of payment pursuant to these contracts and awards are subject to numerous risks.

        Gross product revenues for the three months ended September 30, 2000 increased by 47% to $288,000 from $196,000 in the comparable period of 1999. This increase is due to an increase in revenues from the Company's wireless telecommunications products, including initial product shipments to Dobson Cellular Systems, Inc. For the nine months ended September 30, 2000, product revenues decreased by 43% to $422,000 from

$735,000 in the comparable period of 1999. This decrease in product revenues was primarily the result of a decrease in revenue from the sale of the Company's wireless telecommunications products during the first six months of the comparison periods and by a 100% decrease in revenue from sales of the Company's government wireless products.

        Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $1,467,000 for the quarter ended September 30, 2000 compared to $734,000 for the comparable period of 1999. For the nine months ended September 30, 2000, cost of product sales was $3,520,000 compared to $1,900,000 for the comparable period of 1999. These increases and corresponding decreases in gross margins are primarily attributable to increases in direct and indirect costs associated with the buildup of the manufacturing infrastructure necessary to meet future demand.

        Research and development includes both externally and internally funded projects. Research and development expenses were $1,490,000 in the quarter ended September 30, 2000 compared to $996,000 in the comparable period of the prior year. For the nine-month period ended September 30, 2000, research and development expenses were $3,778,000 compared to $3,150,000 in the first nine months of 1999. Research and development, as a percentage of gross revenue, represented 217% and 300%, respectively for the three and nine month periods ended September 30, 2000. This compares to research and development expenses of 199% and 43% as a percentage of revenue for the comparable periods of 1999. The increase in research and development expense was primarily attributable to an increase in spending on internally funded projects related to new product development partially offset by a decrease in externally funded contract activities during the comparison periods. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area and, as a result, anticipate moderate increases in research and development expenses both as a percentage of revenue and compared to the prior year during the remainder of 2000.

        Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,335,000 and $963,000 in the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, selling, general and administrative expenses were $4,065,000 and $3,074,000, respectively. The increase in spending during the comparison periods was primarily due to increases in expenses related to an overall increase in headcount as well as increases in legal and administrative expenses, compared to the prior year. As we continue to focus on the expansion of the wireless products business, we expect sales and marketing expenses to continue to increase during 2000.

        Interest and other income was $375,000 and $1,190,000 for the three and nine month periods ended September 30, 2000, respectively. This compared to $34,000 and $94,000 for the three and nine month periods ended September 30, 1999. The increase in interest income was primarily the result of higher cash balances and yields on investments in 2000 compared to 1999.

        Interest expense was $49,000 and $81,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, and 1999 interest expense was $170,000 and $269,000, respectively. The decrease in interest expense was primarily due to lower average debt balances during the comparison periods.

        The net loss recorded for the nine months ended September 30, 2000 includes $464,000 in dividends recorded for Series C Preferred Stock which were paid in April and August 2000. In addition, $7,626,000 was recognized for the nine months ended September 30, 2000 for the beneficial conversion feature on the Series C Preferred Stock, which was recognized as a deemed dividend to preferred shareholders over a six month period that ended in June 2000.

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

        - $9,892,000 in net proceeds from our follow-on public offering of common stock in June 1996,

        -  $49,565,000 raised in private placement financings,

        -  $46,724,000 from U.S. government contracts,

        - $796,000 in outstanding borrowings under various lease and bank loan arrangements, and

        -  $5,029,000 in interest income.

        As of September 30, 2000 our aggregate cash, cash equivalents and short term investments totaled $19,752,000. Additionally, we have a bank line of credit under which we may borrow up to a maximum of $2,000,000 based on a limitation of 80% of certain eligible receivables. As of September 30, 2000, there are no amounts outstanding under the bank line of credit facility.

        Net cash used in operations was $8,999,000 during the nine months ended September 30, 2000. Net cash used in operations was primarily the result of a net loss of $9,179,000, a reduction in accounts payable and an increase in inventory partially offset by the effect of non-cash depreciation and amortization of $454,000, a non-cash charge for warrants that vest upon commercial product sales of $96,000, and a reduction in accounts receivable. We anticipate that we will incur significant additional net losses during the remainder of 2000 and anticipate that our accounts receivable and inventories may increase as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2000.

        Net cash provided by investing activities was $889,000 during the nine months ended September 30, 2000. The balance was primarily related to the net proceeds received from short-term investments during the period partially offset by investments in additional property and equipment.

        Net cash provided by financing activities was $15,612,000 during the nine months ended September 30, 2000 and was primarily the result of the financing transaction completed in January, 2000, the exercise of common stock warrants, and the exercise of stock options partially offset by repayment of principal on long term debt.

        In October 2000 the Company entered into a lease line of credit providing for borrowings of up to $2,000,000 for the purchase of capital equipment. This transaction has an effective date of September 1, 2000. This line of credit is collateralized by equipment purchases and has an effective interest rate of 9.31%. The Company also granted the leasing company warrants to purchase up to 10,000 shares of the Company's common stock at a price equal to $18.75 per share. This line of credit expires on June 30, 2001, with the final payment obligations due 36 months after the final borrowing.

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



RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new standards of accounting and reporting for derivative instruments and hedging activities. This statement requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement No. 133 will be effective for fiscal years beginning after June 15, 2000. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities An Amendment of FASB Statement No. 133". SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in the Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to the revenue recognition policies. In October 2000 the SEC issued guidance on frequently asked questions with respect to the implementation with regards to SAB 101.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2: CHANGES IN SECURITIES

On August 7, 2000 the Company issued a warrant to Dobson Communications Corporation to purchase up to 500,000 shares of common stock at $13.43 per share in connection with a transaction with Dobson Cellular Systems, Inc. (See Note 6 to the Condensed Financial Statements above). The warrant was issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933. The warrant holder is a sophisticated investor that obtained the warrants for investment purposes.

Effective September 1, 2000 the Company issued a warrant to Pentech Financial Services, Inc. to purchase up to 10,000 shares of common stock at $18.75 per share in connection with a lease line of credit. The warrant was issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933. The warrant holder is a sophisticated investor that obtained the warrants for investment purposes.

ITEM 3: DEFAULT UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5: OTHER INFORMATION - NOT APPLICABLE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                    DESCRIPTION
-----------------   ------------------------------------------------------------------------------------------------
     10.39+         Purchase Contract, dated as of August 7, 2000, between the Company and Dobson Cellular Systems,
                    Inc.
     10.40+         Warrant to Purchase Common Stock, dated August 7, 2000, issued by the Company to Dobson
                    Communications Corporation.
     10.41          Master Equipment Lease Commitment, dated as of September 1, 2000, between Pentech Financial
                    Services, Inc. and the Company.
     10.42          Master Equipment Lease, dated as of September 1, 2000, between Pentech Financial Services, Inc.
                    and the Company.
     10.43          Warrant to Purchase Common Stock, dated as of September 1, 2000, issued by the Company to
                    Pentech Financial Services, Inc.
     27.1           Financial Data Schedule.

---------------------------
  +                 Confidential treatment requested as to certain portions of these exhibits.

(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONDUCTUS, INC.



Dated:  November 14, 2000        /s/ Ron Wilderink
                                 ----------------------------------------

                                 Ron Wilderink, Vice President of Finance
                                 Principal Financial Officer and Duly Authorized Signatory

                                  EXHIBIT INDEX

     EXHIBIT
       NO.                                                    DESCRIPTION
-----------------   ------------------------------------------------------------------------------------------------
    10.39+          Purchase Contract, dated as of August 7, 2000, between the Company and Dobson Cellular Systems,
                    Inc.
    10.40+          Warrant to Purchase Common Stock, dated August 7, 2000, issued by the Company to Dobson
                    Communications Corporation.
    10.41           Master Equipment Lease Commitment, dated as of September 1, 2000, between Pentech Financial
                    Services, Inc. and the Company.
    10.42           Master Equipment Lease, dated as of September 1, 2000, between Pentech Financial Services, Inc.
                    and the Company.
    10.43           Warrant to Purchase Common Stock, dated as of September 1, 2000, issued by the Company to
                    Pentech Financial Services, Inc.
    27.1            Financial Data Schedule.

---------------------------
  +                 Confidential treatment requested as to certain portions of these exhibits.

(B) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.