Form 10-K
period 2000-12-31
CONDUCTUS INC
filed 2001-04-02
CIK 884621

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11915

CONDUCTUS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0162388
(State of incorporation)	(I.R.S. Employer Identification No.)

969 W. Maude Avenue
Sunnyvale, California 94085
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (408) 523-9950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 Common Stock, $0.0001 par value
Preferred Share Purchase Right, $0.0001 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant, as of January 31, 2001, was approximately $112.8 million based on the closing sale price of Conductus' Common Stock, as reported by the Nasdaq National Market on January 31, 2001. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On January 31, 2001, approximately 16.1 million shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

(1)
Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders scheduled to be held on May 24, 2001, are incorporated by reference into Part III.

i

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

BUSINESS

    We design, manufacture and sell high-performance products for the wireless communications infrastructure market. Our products use high-temperature superconductor technology, which has significant potential performance advantages over products based on competing materials such as copper. These advantages include enhanced sensitivity, efficiency, speed and operating frequency, as well as reduced power consumption, size, weight and cost. Our primary commercial product is our line of ClearSite front-end receiver systems for cellular and personal communication services cell sites that may significantly enhance the services provided by wireless network operators. Taking advantage of the unique properties of high-temperature superconductor materials, ClearSite products can provide significant benefits in base station performance, including coverage enhancement, reduced interference, increased capacity and enhanced bandwidth. They can also reduce the size of the filter components required and enable network services providers and original equipment manufacturers to deploy new, and enhance existing, analog and digital cellular systems for increasingly demanding carrier network environments.

Industry Background

    The wireless communications market is both global and growing. According to the Cellular Telecommunications Industry Association and analyst reports, at the end of 1999 there were over 400 million wireless subscribers worldwide and this number is expected to exceed 1.7 billion subscribers by 2005. In addition, the volume of traffic, as measured in gigabytes of traffic per day, is expected to grow from a level of less than 1,000 gigabytes per day at the end of 1999 to approximately 7,000 gigabytes per day by the end of 2005. To support this growth in wireless traffic, industry experts estimate that more than 1,600,000 cellular and personal communication services base stations will be in operation throughout the world by the end of 2005, compared to 350,000 at the end of 1999.

    As cell phone use expands, changes in technology are placing increased demands on wireless network operators. Portable handsets that transmitted only 0.2 to 0.6 watts have increasingly replaced higher-power mobile phones, which transmit up to 3 watts, thereby decreasing the effective receiving range of existing base stations. In addition, as carriers have moved from analog to digital (2G) technology, many have found that the range of the base station decreases. As a result, in rural and suburban areas where base stations are widely separated, current wireless customers can experience dropped calls due to "dead zones" in coverage. At the same time, service providers are utilizing a greater number of channels within their allotted frequency bands in order to keep up with demand, particularly in urban areas, thereby increasing the incidence of interference.

    The evolution of wireless networks to carry data traffic as well as voice traffic is one of the defining elements of the unfolding Information Age. Developing the necessary technology presents a great challenge to wireless network operators and their suppliers because it involves a merging of two industries. New markets for wireless data services are developing as information technology and telecommunications converge, which bring the Internet and the wireless networks together. To date, wireless data applications have been dominated by relatively undemanding services such as electronic mail and fax services, Short Message Services ("SMS") and 9.6 kbit/s data speeds. According to an industry report, in 1999 data accounted for less than 2% of mobile traffic; by 2003, data is expected to account for 45% of mobile traffic.

    As succeeding generations of wireless services emerge, new applications such as smart messaging, file transfer, corporate groupware, videophony, wireless imaging, e-commerce, remote healthcare and others will become increasingly important and place higher demands upon the infrastructure. Other protocols and technologies being adopted include HSCSD (High-Speed Circuit-Switched Data), GPRS (General Packet Radio Service), EDGE (Enhanced Data Rates for Global Evolution), a 2.5G standard for Time Division Multiple Access (TDMA) wireless networks and 1XRTT, a 2.5G standard for Code Division Multiple Access (CDMA) wireless networks, are all leading up to the third generation of wireless technology (3G). The anticipated use of 3G wireless networks to carry video traffic will require over a one hundred-fold increase in bandwidth.

    In the expanding and increasingly complex wireless communications infrastructure, wireless network operators are seeking cost-effective solutions that overcome problems of limited capacity, insufficient coverage, and increasing interference. Problems associated with interference, poor coverage and limited capacity are leading to decreased customer satisfaction and increased customer turnover. These problems decrease a wireless network operator's ability to compete effectively and adversely affect their ability to maximize billable minutes. The requirement for increased bandwidth imposed by wireless data communications adds additional problems for wireless network operators to solve.

    These trends are causing a number of operating problems involving wireless base stations. These include signal interference caused by multiple communications channels, poor signal quality resulting from lower-power, hand-held telephones and strained capacity due to the growing demand for service. These problems can lead to increased customer turnover and decreased billable minutes.

    Wireless operators are seeking cost-effective solutions to address these problems. We believe that superconductive filters used in conjunction with super-cooled amplifiers have the potential to offer a solution to current problems, as well as to provide solutions to anticipated problems in the growing network of cellular and personal communication services base stations.

Technology

Superconductors

    Superconductors are materials that have the ability to transport electrical energy with little or no loss when cooled to a "critical" temperature. The intrinsic properties of superconductors include reliable signal transmission, extreme magnetic sensitivity and efficient high-speed switching. When electrical currents flow through ordinary materials, they encounter resistance, which consumes energy by converting electrical energy into heat energy. Depending on whether direct or alternating current is applied, superconductors have the ability to transport electrical current with no resistance at all or with only a tiny fraction of what is found in the best conventional conductors. This property is extremely beneficial in electronic components. Other intrinsic properties of superconductors enable the fabrication of unique electronic devices, including high-speed electronic switches and ultra-sensitive magnetic sensors.

    From 1911, when superconductivity was first discovered, until 1986, the critical temperatures (the highest temperature at which they exhibit superconductive properties) for all known superconductors did not exceed 23 Kelvin (-418 DEG. F). As a result, superconductivity was not widely used in commercial applications because of the high cost and complexities associated with reaching and maintaining such low temperatures. In 1986, a new class of superconducting materials, referred to as high-temperature superconductors, was discovered having critical temperatures above 77 Kelvin (-320 DEG. F), the boiling point of liquid nitrogen. These high critical temperatures allow some materials to be cooled to a superconducting state using commercially available refrigeration systems or liquid nitrogen, which is inexpensive and relatively easy to use. The science and technology of extremely low temperatures is known as "cryogenics." We believe that this ability to obtain the benefits of superconducting technology at more easily achieved temperatures enables much broader commercial applications. While many electronic technologies exhibit enhanced performance at reduced temperatures, the most compelling performance improvements are enabled by superconductive electronics. When the unique advantages of superconductive electronics are complemented by the advantages of other cryogenic (super-cooled) technologies, the result is a hybrid system whose overall performance can justify the additional expense associated with maintaining low temperatures.

Benefits of Superconductive Technology in Wireless Base Stations

    Our ClearSite products can offer significant benefits in base station receivers. Base stations are communication stations that are typically found at the base of antenna towers or in an urban environment on top of buildings. Each specific coverage area, or "cell," in a wireless telephone network, has a base station for sending and receiving voice and data within the cell. In setting up a base station, the service provider seeks to install equipment with sufficient sensitivity within the frequency band assigned to it to handle communications with the lowest power handsets over its entire geographical area and with sufficient selectivity to avoid interfering signals from adjacent frequency bands. Filters within these base stations select frequencies within the operator's assigned bands and reject unwanted frequencies. Amplifiers boost the strength of signals coming into the base station. The operator's assigned frequency range is then allocated using one of several schemes to provide telephone service to multiple subscribers. The capacity of the system depends upon the number of effective channels; that is, channels whose signal quality is sufficient to satisfy customer demands for clear communications.

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

    An immediate benefit of superconductor technology in base station applications is the ability to provide superior interference rejection by making practical filters with a large number of poles (filtering stages.) A second benefit of superconducting filters is the potential ability to fully utilize the available spectrum without introducing guard bands or blocked channels at the band edge. A third benefit of superconductor and, more generally, cryoelectronic technology in base stations is the potential for providing extended coverage by virtue of reducing the noise floor in the receiver front end of the base station. A fourth benefit offered by superconductor technology utilizing thin-film superconductor components is the potential for reducing the size and weight of filter subsystems.

Our Expertise

    We develop electronic devices and components using thin-film technology based upon yttrium barium copper oxide. We believe yttrium barium copper oxide is the high-temperature superconductor best suited for electronic applications. We combine an advanced yttrium barium copper oxide thin-film technology with expertise in electronic device and component design, analog and digital electronic engineering, super-cooling, mechanical engineering and system integration. We believe that systems containing superconductive electronic technology offer superior performance and reduce the costs of performing desired functions.

    Thin-film.  We use a thin-film fabrication approach, in which a very thin film of superconductor is deposited on a small wafer (typically 2-inch in diameter) of a dielectric material and then etched to give as many as 19 poles on a single wafer. Compared to "thick-film" approaches and ceramic fabrication techniques, we believe the thin-film approach is more versatile, enables more compact components and provides superior superconducting properties. The fabrication of our components and circuits involves specialized processes, which are the subject of our proprietary know-how. We have performed advanced work in materials, processes and structures based on thin-film superconductive technology, and have developed processes we believe are capable of routinely producing a variety of high quality films for several applications.

    Yttrium barium copper oxide.  Although a number of high-temperature superconductors have been identified, we have focused upon the development of yttrium barium copper oxide. Yttrium barium copper oxide is the only high-temperature superconductor for which there has been both significant development and successful demonstration of multilayer technology. We believe that multilayer structures can be used for better film quality and stability and enhanced device functionality. We have developed several proprietary processes for producing yttrium barium copper oxide and other thin-film materials as well as for fabricating superconducting components and devices.

    RF design.  We have developed a substantial capability for designing high-temperature superconductor microstrip filters over a wide range of frequencies and with a wide range of characteristics. In particular, this technology provides the capability of realizing filters with large numbers of poles (filtering stages) in very compact packages. We have fabricated filters with sixteen and nineteen poles on 2-inch wafers and delivered such filters as part of systems. We have been advancing our filter design technology over a number of years and it has gained a fair measure of maturity in terms of design tools, simulation techniques and available topologies. The need for narrow-band filters, specialized filters and the desirability of very compact designs in the thin-film arena has led to a series of advances embodied in patent applications and trade secrets. Apart from the ability to meet increasingly demanding performance specifications, we are also now able to design high-temperature superconductor filters far more rapidly than in the past.

    Product design.  We have developed significant expertise and know-how in electronic device and component design, analog and digital electronic engineering, super-cooling, mechanical engineering and system integration. We seek to make the presence of superconductive and super-cooled components an entirely integral feature of our products. By skillfully integrating the refrigeration system into our communications filter subsystems, for example, and by selecting a refrigeration approach with proven durability, we believe that our products can be easily accommodated and well accepted by end users. Furthermore, we believe that providing our technology at the subsystem level to system manufacturers in specific markets will allow us to rapidly and efficiently expand both our product line and our customer base.

The Conductus Solution

    Our ClearSite products incorporate superconducting filters and cryogenic low-noise amplifiers to enhance receiver sensitivity and reduce interference from the growing number of competing wireless services. We believe that our technology can improve the performance of the basic elements of the communication system, such as the interference filters and preamplifiers in the base stations. The products, which feature a compact form factor and rugged housing, effectively improve coverage, reduce interference, increase network capacity and enhance bandwidth, thus improving the wireless network operators' ability to compete effectively and increase billable airtime. The products incorporate built-in radio frequency ("RF") diagnostics, alarm systems, remote monitoring capabilities and system failure bypass circuitry.

    Clearsite provides benefits in all types of wireless environments. In current cellular systems, the needs of urban and rural operators are quite different. Urban base stations are typically high-capacity cells in harsh or otherwise congested environments. Key issues are interference and capacity. In contrast, rural base stations see relatively low call volumes but struggle with problems with the handset to base station transmissions because of the lower power levels transmitted by hand-held phones. In this environment, range extension and coverage improvement are the key issues.

    The growing wireless infrastructure with increasing numbers of carriers and increasing uses of wireless technology for data communications present a variety of opportunities for superconductive filter technology. With multiple bands, large numbers of base stations, new interference sources and tight space constraints, all the virtues of superconductive filter technology may be needed to solve problems.

    The following chart summarizes ClearSite's benefits for various generations of wireless networks.

		1G	2G	2.5/3G
ClearSite Benefit	Reason
Reduced interference	Sharp filters		•	•
Increased capacity	Sharp filters		•	•
Improved coverage/extended range	Reduced system noise	•	•	•
Increased bandwidth for data	Sharp filters, low noise			•
Compact form-factor	Thin-film technology	•	•	•

    We have had several recent validations of the advantages offered by ClearSite products. In 2000, we completed and documented six comprehensive field trials, including four TDMA trials, one CDMA trial and one W-CDMA (wideband-CDMA) or 3G trial. These validations included the following:

  •
  In September 2000, we announced the completion of a field trial in a suburban area with one of the ten largest wireless network operators in the United States. The trial demonstrated substantial expansion in coverage, while at the same time reducing dropped calls and increasing selectivity against out-of-band interference signals. As a result of these trials, the carrier issued an initial purchase order for ClearSite systems.

  •
  Since August 2000, we have shipped over 50 Clearsite systems to Dobson Communications Corporation, a leading provider of cellular phone services to rural markets in the United States. Dobson has reported to us that since installing the ClearSite systems, minutes of use at the sites where ClearSite systems were installed have increased by over 25% and customer satisfaction has noticeably improved because of increased coverage and fewer dropped calls. Dobson has placed orders for more than 50 additional systems, which are expected to be delivered during the second and third quarters of 2001.

  •
  In June 2000, we announced the results of the first third generation (3G) field trial of our ClearSite® system in Japan. The field trial, which was completed in cooperation with KDDI Corporation, KDDI R & D Laboratories, Inc., and Hitachi, Ltd., demonstrated dramatic reductions in the effects of interference on 3G base station performance. In these tests, the ClearSite system provided significant improvements in coverage, capacity, bandwidth, handset power and bit error rate, all of which can be drastically degraded due to interference from Japan's existing Personal Handyphone Service (PHS). KDDI Corporation is Japan's second largest wireless network operator.

Business and Development Strategy

    Our objective is to become a leading worldwide provider of wireless telecommunications components based on superconductors. Our strategy for developing, manufacturing and marketing superconductive electronics products includes the following key elements:

    Focus on Complete Solutions.  We believe that superconductive component technology can best be provided to customers in the form of integrated subsystems that incorporate the superconductive components, additional electronic circuits and devices, and the self-contained refrigeration equipment and packaging required to maintain the reduced temperatures necessary to sustain superconductivity.

    Conduct Additional Field Trials to Prove Our Technology.  In 2000, we completed and documented six comprehensive field trials, including four TDMA trials, one CDMA trial and one W-CDMA or 3G trial. During 2001, we intend to conduct additional field trials to further document the benefits of our technology, focusing on trials for CDMA systems. We believe that well-documented field trials can provide data useful to our understanding of the full benefits to our customers, and assist our customers in evaluating the price/performance benefits of our technology.

    Expand Sales and Marketing Capabilities.  We plan to expand our sales and marketing activities by hiring employees with significant experience in key product areas and by engaging distributors and representatives in target markets, particularly internationally. During 2000, we increased our business development activities in Asia by adding exclusive distributors or representatives in both Taiwan and Korea. We believe the most significant international opportunity is the introduction of 2.5G and 3G wireless technology, with initial deployments taking place this year in Japan. In 2001, we plan to expand our business development activities in other areas of Asia as well as Europe and Latin America, where significant opportunities exist to create a growing market presence. Many European countries have among the highest wireless penetration rates in the world. In addition, heavily-populated countries in Latin America utilize wireless standards similar to that of the United States, and are experiencing rapid growth in wireless subscribers due to the limited availability and high cost of fixed lines.

    Expand Manufacturing Capabilities.  A key to our success will be our ability to build the manufacturing infrastructure we believe are necessary to support the commercialization of our products in our target markets. This includes the development of thin-film deposition techniques suitable for high-volume manufacturing, and the acquisition and build-out of manufacturing and assembly areas.

    Maintain Technological Leadership.  We have devoted significant resources to developing proprietary high-temperature superconductor thin-film manufacturing and process technologies. In addition, we have developed technologies related to superconductive filter subsystem design and manufacture. Government-supported research and development has supported our advances not only in thin-film processing, but also in filter design, tuning and packaging. We have three patents and eight pending patent applications related to various aspects of our current ClearSite product design and manufacture or potential future versions of ClearSite products. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently pending in various countries worldwide. We have also licensed from Lucent Technologies, Inc. certain rights to Lucent's patents and patent applications for yttrium barium copper oxide.

Sales and Marketing

    In order to successfully commercialize our products, we are expanding the staffing and related activities of our sales, marketing and distribution organizations. Our current sales and marketing strategy relies primarily on direct sales for our communications products in the United States and distributors abroad. During 2000, we added sales and sales support personnel and appointed a distributor for the Taiwanese market and a representative for the Korean market.

    We intend to add additional personnel to support our sales and marketing efforts. These employees will be actively engaged in direct marketing to customers, as well as in sales and marketing support. We actively market our products through direct mail advertisements, as well as through demonstrations at industry trade shows. Our employees have published the results of their research at our company widely in trade and technical journals. Additionally, our employees have frequently presented our technology as invited speakers at conferences worldwide.

Strategic Relationships

    In May 1999, we entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license our high-temperature superconductor electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to our high-temperature superconductor thin-film technology and other intellectual property for $5,000,000 plus future royalties and has certain exclusive rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. We also entered into a Cross-License, Supply and Training Agreement with GDIS under which both parties agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, we agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. Subsequent to the original transaction, the General Dynamics business unit with whom we work was transferred to General Dynamics Electronic Systems ("GDES") and the agreement was assigned to the successor organization.

    We believe that GDES may help us in our efforts to further penetrate the government market for high-temperature superconductor products. GDES has strong relationships in the military and intelligence community. In addition, GDES had developed its own technology to address needs of government customers that can be combined with our technology to provide unique system-level solutions to specific applications problems. GDES can benefit from the agreement by gaining exclusive access to what it has assessed as an enabling technology for a number of applications.

Research and Development

    We expect that future ClearSite products will include versions designed for outdoor installation as well as tower mounting. We are also exploring the application of superconductive and cryoelectronic technologies to a variety of applications in the broader communications market. Among these are subsystems for communications satellites, antenna components and various elements of high-speed and/or high-bandwidth communications equipment.

Government Contracts

    Our research and development expense in the fiscal years 1998, 1999 and 2000 was approximately $5,621,000, $4,430,000 and $5,507,000, respectively. Externally funded research and development programs, primarily under contracts with the U.S. government, accounted for approximately $5,661,000, $2,477,000 and $1,920,000 of total operating expense in the fiscal years, 1998, 1999 and 2000, respectively. Our revenue from government-related contracts represented approximately, 79%, 25% and 74% of total revenue for fiscal years 1998, 1999 and 2000, respectively.

    We believe that we will continue to be heavily dependent on U.S. government contracts to fund a significant portion of our research and development programs. Our strategy is to fund a significant portion of our research and development, particularly for wireless communications and digital electronics applications, through contracts with agencies of the U.S. government.

    Our contracts involving the U.S. government are, or may be, subject to numerous risks, including the risk that the government will reduce, modify, terminate or fail to exercise future options on the contracts.

Patents, Proprietary Technology and Trademarks

    We have three issued U.S. patents and eight pending patent applications that address various aspects of our current and future ClearSite products. International counterparts of several of these pending applications or issued patents have been filed under the Patent Cooperation Treaty with a number of applications currently issued or pending in various countries worldwide. These patents and patent applications address thin-film processing, filter design and tuning, and other aspects of our products. We will continue to file other U.S. and key international patent applications as part of our business strategy to protect technology we consider important to providing a competitive market advantage for our technologies. Additionally, we have issued patents that we have licensed to others. We have also licensed from Lucent Technologies, Inc., certain rights to Lucent's patents and patent applications for yttrium barium copper oxide.

    We also rely upon trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain our competitive position.

    We believe that, since the discovery of high-temperature superconductors in 1986, several thousand patent applications have been filed worldwide and over 600 patents have been granted in the U.S. relating to high temperature superconductivity. In some cases, these patents and applications may be overlapping. There are interference proceedings pending regarding rights to inventions claimed in some of the applications. Accordingly, the patent positions of companies using high-temperature superconductor technology, including our company, are uncertain and involve both complex legal and factual questions. Consequently, there is significant risk that others have obtained or will obtain patents relating to our planned products or technology and that we will be unable to obtain licenses on commercially reasonable bases or at all.

    A patent issue of particular importance to us relates to copper oxides, including yttrium barium copper oxide. We have neither obtained any issued patents nor have we filed any patent applications covering the composition of any copper oxides. However, several U.S. and foreign patent applications are pending that would, if issued, cover compositions of yttrium barium copper oxide. We understand that at least several U.S. applications, including that of Lucent Technologies, were the subject of interference proceedings. We have obtained a license from Lucent Technologies to use yttrium barium copper oxide in our products. Lucent has reported to us that they have prevailed in the interference proceeding, but no patent has yet issued. We believe that other interference proceedings in the United States addressed to various compositions of yttrium barium copper oxide may be pending. Should another party prevail in any of these proceedings, we may need to obtain a license from that party in order to continue to develop and sell products based on yttrium barium copper oxide. Additionally, we are aware of patents issued in other countries that cover certain compositions and methods of making or using yttrium barium copper oxide and other superconducting oxides. We may be required to obtain a license for these patents to sell our products in those countries.

    Through our strategic relationships, we have received rights to certain intellectual property developed by our partners, as well as commitments from those partners to offer licenses to certain background technology. We cannot assure you that the terms of these licenses will allow us to compete effectively.

    Additionally, successful marketing of a material portion of our ClearSite products depends in part on nonexclusive licenses obtained from various licensors. There can be no assurance that such licenses will not be terminated by licensors or that we will be able to develop alternate products that do not require these or other licenses.

    We own the U.S. registered trademarks "CONDUCTUS®" and "ClearSite®," and have filed an application to register the trademark "Clearing the Way."

Manufacturing

    We have established a pilot production facility at our headquarters in Sunnyvale, California, to fabricate, test and assemble thin films and components. We fabricate two-, three- and four-inch wafers in two cleanroom areas that consist, in total, of approximately 2,600 square feet. Additionally, we assemble systems in a 3,250 square foot manufacturing facility, which includes cleanrooms of approximately 1,250 square feet. We combine advanced yttrium barium copper oxide thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, low temperature packaging, mechanical engineering and system integration.

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

    We believe that most of our products will be in the form of subsystems that incorporate superconducting and cryoelectronic components with super-cooling refrigerators and conventional electronic assemblies. We anticipate continuing to manufacture the superconducting components, and purchasing most of the other components from commercial vendors. These other components include super-cooling refrigerators, printed circuit boards, product cases and housings and vacuum vessels. We currently obtain certain components, including cryocoolers, from a single source or a limited number of suppliers. Although we do not believe that we are ultimately dependent upon any supplier as a sole source or limited source for any critical components, our inability to develop alternative sources, a prolonged interruption in supply or a significant increase in price of one or more components would harm our business, operating results and financial condition.

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

Competition

    Our ClearSite products compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks, some of which may be less expensive or offer better performance. These approaches include increasing the numbers of transmission stations, increasing tower heights, locating filters and amplifiers at the top of antennas and using advanced antenna technology.

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

    We also believe that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Hypres, Inc. in digital circuits; and Illinois Superconductor Corp., Superconductor Technologies Inc. and CryoDevices, Inc. in wireless communications. Furthermore, academic institutions, governmental agencies, and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field.

    Several of our existing collaborative arrangements permit, and future arrangements may also permit, both us and our partner(s) to use the technology developed under these arrangements. Accordingly, we may compete with our partners for commercial sales of any products developed under these arrangements.

    We believe that the principal competitive factors in the market for superconductive electronics will be the following:

  •
  The ability to develop commercial applications of superconductive technology;

  •
  Product performance, including speed, sensitivity, size and power dissipation;

  •
  Price; and

  •
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

Employees

    As of December 31, 2000, we had a total of 93 full-time equivalent employees of which 28 hold advanced degrees. Of the total full-time employees, 42 were engaged in research and product development, 26 in manufacturing, 9 in sales and marketing, and 16 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

    Our executive officers are as follows:

Name	Age	Position
Charles E. Shalvoy	53	President, Chief Executive Officer and Director
Ron Wilderink	42	Vice President of Finance, Chief Financial Officer and Secretary
James P. Simmons, Jr.	51	Vice President, Sales and Marketing
Randy W. Simon, Ph.D.	47	Vice President, Technology Programs
Syed I. Zaidi	45	Vice President, Operations

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

    Mr. Wilderink joined us in November 1998 as Vice President of Finance and Chief Financial Officer. He was appointed Secretary in January 2000. From 1995 until 1998, he was with Oak Technology, Inc., a multinational semiconductor manufacturer where he was Vice President, Corporate Controller. His prior experience includes various management and staff positions at Bell Microproducts, Inc., a distributor of high technology products; VMX, Inc., a manufacturer of integrated voice processing systems and KPMG LLP, an accounting and consulting firm. Mr. Wilderink holds a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California.

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

    Mr. Zaidi joined us in May 2000 as Director of Quality Assurance. In October 2000, he was appointed Vice President, Operations. Prior to joining Conductus, Mr. Zaidi worked for Lam Research, a leading semiconductor capital equipment company in Fremont, California, in various senior management positions. He has also worked for Gemini Research as a Quality & Reliability Engineer. Mr. Zaidi holds a B.S. in Metallurgical Engineering from N.E.D. University of Engineering and Technology in Karachi, Pakistan, and an M.S. in Mechanical Engineering from the University of Cincinnati in Cincinnati, Ohio.

RISK FACTORS

    Conductus' business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business operations.

Risks Related to our Business

We have a history of losses and may never become profitable.

    Our net loss for the year ended December 31, 2000, excluding the impact of non-cash charges related to the beneficial conversion features of the Series C stock, was $12.9 million. As of December 31, 2000, we had accumulated net losses of approximately $71.9 million. We expect to incur substantial additional losses through at least 2001 as we expand our operations. We expect to commit substantial resources to:

  •
  Research and development;

  •
  The establishment of additional pilot and commercial-scale fabrication processes and facilities; and

  •
  Enhanced sales and marketing capabilities.

    In order to become profitable, we must successfully develop, manufacture, introduce and market our potential products. We cannot assure you that we will ever be profitable or, if we become profitable, that we will continue to be profitable thereafter. Our failure to become profitable or maintain our profitability could significantly harm the value of our common stock.

The value of our common stock is difficult to evaluate because our future operating results are unpredictable and likely to fluctuate significantly.

    We focus our efforts on developing superconductive products for the wireless telecommunications industry. Our operating history in that market is limited and our operating results are susceptible to significant fluctuations. Thus, we cannot reliably predict future operating results, making it difficult for you to assess the value of our common stock. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, and you should not rely upon period-to-period comparisons as indications of future performance.

    Our future operating results may vary significantly due to factors including:

  •
  Our ClearSite products have not yet achieved market acceptance, making future demand uncertain;

  •
  The size and timing of significant orders, and their fulfillment;

  •
  The size and timing of government funded contracts;

  •
  Our products may have a long development cycle, which may affect our ability to change our product offering quickly and compete effectively;

  •
  Limited life cycle of our products due to factors outside of our control, such as changing needs of service providers and the emergence of competing products;

  •
  Changes in our pricing policies, or those of our competitors;

  •
  Changes in our operating expense and our ability to control costs;

  •
  Our customers' budget cycles;

  •
  Product quality problems;

  •
  Our ability, and our subcontractors' ability, to obtain sufficient supplies of limited or sole-source components for our products;

  •
  Consolidation by competitors and indirect channel partners; and

  •
  Regulatory changes affecting the wireless telecommunications industry or our products.

    Another factor making our future operating results difficult to predict is that we currently have a limited backlog of unshipped orders. Accordingly, future quarterly revenue is difficult to predict since it depends substantially upon orders that are yet to be booked. Product revenue is also difficult to forecast because our sales cycle, which may increase in the future, varies substantially from customer to customer and by distribution channel.

    We base our expense levels and expansion plans, including our plan to significantly increase our research and development efforts, manufacturing capacity and sales and marketing, in large part on our expectations of future revenue. This expense is relatively fixed in the short-term. Consequently, our operating results in any given period are likely to be disproportionately harmed if revenue in that period falls below our expectations.

We cannot predict whether our products will be commercially accepted, because commercial application of superconductive electronics technology has been limited to date.

    Although we have introduced a number of superconductive electronic products, most of our revenue to date has been derived from government research and development contracts. We may not successfully develop, introduce and market new products or product enhancements. Any new products or product enhancements that we do market may not be well received in the marketplace or achieve any significant degree of commercial acceptance.

Changes in our sales channel mix could cause fluctuations in future operating results.

    We currently sell most of our products directly to wireless network operators in the United States. We plan, however, to expand our business in international markets by increasing our direct sales force and selling through resellers or directly through original equipment manufacturers. If we experience changes in the mix of our sales channels, our gross profit and operating margins may fluctuate significantly.

Our failure to anticipate and respond to developments in the wireless telecommunications market could substantially harm our business.

    We are focusing our efforts on the wireless telecommunications market, including the 2G, 2.5G and 3G markets. The concentration of our resources on the wireless telecommunications market makes us potentially vulnerable to changes in this market, such as new technologies, future competition, changes in availability of capital resources or regulatory changes that could affect the competitive position and rate of growth of the wireless industry.

We may not be able to compete effectively in the superconductive electronics industry or against alternative technologies.

    Our ClearSite products compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks. Some of these alternatives may offer better performance than our products. Wireless network operators may opt to increase the number of transmission stations, increase tower heights, install filters and amplifiers at the top of antennas or use advanced antenna technology in lieu of purchasing our products. We may not succeed in competing with these alternatives.

    The market for superconductive electronics currently is small and in the early stages of development. We anticipate that as superconductive electronics emerge as a viable alternative to current solutions, the market will become intensively competitive. A number of large companies with substantially greater financial resources and capabilities are engaged in programs to develop and commercialize products that may compete with ours, or promote alternative solutions to meet the needs of the wireless network operators. Small companies, including Illinois Superconductor Corporation, Superconductor Technologies, Inc., and CryoDevices, Inc., are also developing and commercializing superconductive electronic products for the telecommunications industry. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to commercial superconductive electronic products. Our success will depend on our ability to develop and maintain our technological leadership while managing the various risks described in this document.

We depend heavily upon government contracts for a substantial portion of our revenue, and our business would suffer if, among other things, any of these contracts are terminated or adversely modified.

    We have derived a significant portion of our revenue from contracts with the U.S. government. Our revenue from government-related contracts represented approximately 79%, 25% and 74% of total revenue for fiscal years 1998, 1999 and 2000, respectively. Although we anticipate that government contract revenue will grow in 2001 compared to 2000, revenue from government contracts may decrease. Our government contract revenue is derived primarily from a few large contracts. As a result, a reduction in, or discontinuance of, the government's commitment to or our participation in current or future programs could significantly reduce our government contract revenue and harm our business. Our contracts involving the U.S. government may include various risks, including:

  •
  Termination by the government;

  •
  Reduction or modification in the event of changes in the government's requirements or budgetary constraints;

  •
  Increased or unexpected costs causing losses or reduced profits under contracts where our prices are fixed or unallowable costs under contracts where the government reimburses us for costs and pays an additional premium;

  •
  Risks of potential disclosure of our confidential information to third parties;

  •
  The failure or inability of the main contractor to perform its contract in circumstances where we are a subcontractor;

  •
  The failure of the government to exercise options for additional work provided for in the contracts; and

  •
  The government's right in certain circumstances to freely use technology developed under these contracts.

    The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs to which our development projects apply. Even if funding is continued, we may fail to compete successfully to obtain funding pursuant to such programs.

Harm to, or the loss of our relationship with any one of our small number of customers could significantly harm our business.

    A relatively small number of customers have accounted for a significant portion of our total revenue to date, and we expect that this trend will continue for the foreseeable future. For example, one non-government customer accounted for 21% of our revenue for the year ended December 31, 2000. Accordingly, our future operating results will continue to substantially depend on the success of a few customers and our relationships with them. Any reduction or delay in sales of our products to one or more of these key customers could significantly harm our business. Our operating results will also depend on our ability to successfully develop relationships with additional key customers. We cannot assure you that we will retain our largest customers or that we will be able to recruit additional key customers.

    Most of our customers can cease doing business with us with limited notice and with little or no penalty. Our customer agreements typically do not require minimum purchases. Further, our customers may also have relationships with our competitors. These relationships may affect the purchasing decisions of such customers. We cannot assure you that our customers will not choose to direct their business to our competitors.

We currently rely on specific superconductive materials and may not successfully adjust to the rapidly changing superconductive electronics market.

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

Our sales cycles are unpredictable and may be long, making our future performance unpredictable.

    Our focus on developing products for the telecommunications market began in 1996, and our experience with the sales cycle for telecommunications products is limited. The sales cycle includes identification of decision makers within the customers' organizations, development of an understanding of customer-specific performance and economic issues, convincing the customer through field trial reports of benefits of ClearSite, negotiation of purchase orders and deployment.

    Because customers who purchase our systems must commit a significant amount of capital and other resources, sales to our customers are subject to delays beyond our control. Our customers must consider budgetary constraints, comply with internal procedures for approving large expenditures and complete whatever testing is necessary for them to integrate new technologies that will affect their key operations. While the sales cycle for an initial order of our products is typically 6 to 12 months, we may experience longer sales cycles in the future. Such delays or lengthened sales cycles could have a material adverse effect on our business.

Our dependence on a small number of suppliers makes us particularly vulnerable to events that impact our suppliers, most of which are beyond our control.

    We currently obtain certain components of our subsystems, including cryocoolers, from a single source or a limited number of suppliers. Our business could be significantly harmed by:

  •
  An inability to develop alternative sources for components to meet customer demand;

  •
  A prolonged interruption in supply; or

  •
  A significant increase in price of one or more components.

Our failure to successfully develop collaborative relationships with government agencies, research institutions and other companies could harm our business.

    We have established and continue to seek collaborative arrangements with corporate partners, government agencies and public and private research institutions to develop, manufacture and market superconductive electronic products. Our success depends on the development and success of these collaborative arrangements. However, we may not be able to enter into collaborative arrangements on commercially reasonable terms, and even if established, these arrangements may not succeed. If these programs are successful, our collaborative partners may seek to manufacture jointly developed products themselves or obtain them from alternative sources, rather than purchase them from us. Finally, these programs:

  •
  May require us to share control over our development, manufacturing and marketing programs and relinquish rights to our technology;

  •
  May be subject to termination at the discretion of our collaborative partners; and

  •
  May restrict our ability to engage in certain areas of product development, manufacturing and marketing.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to possible losses of competitive advantage.

    Our efforts to protect our proprietary rights may not succeed in preventing their infringement by others or ensure that these rights will provide us with a competitive advantage. Our pending patent applications may not result in issued patents and the validity of our issued patents may be subject to challenge. Third parties may also be able to design around the patented aspects of our products. Additionally, we own certain of the issued patents and patent applications jointly with third parties. Because any owner or co-owner of a patent can license its rights under jointly-owned patents or applications, we do not exclusively control our inventions made jointly with others. These events could result in losses of competitive advantage.

Intellectual property infringement claims against us could materially harm our results of operations.

    Our products incorporate a number of technologies, including high temperature superconductor technology, technology related to other materials, and electronics technologies. Our patent position, and that of other companies using high-temperature superconductor technology, is uncertain and there is significant risk that others, including our competitors, have obtained or will obtain patents relating to our planned products or technology.

    While we have obtained a license to Lucent Technologies' patent applications covering certain yttrium barium copper oxide compositions, we believe that other patents have been issued or applications may be pending claiming various compositions for which we may also need a license. We cannot assure you that we will obtain licenses to other patents covering yttrium barium copper oxide compositions, if these patents are issued, or to any other patents applicable to our business, on commercially reasonable terms. We may be required to expend significant resources to develop alternatives that would not infringe such patents or to obtain licenses to the related technology. We may not be able to successfully design around these patents or obtain licenses to them and may have to defend ourselves at substantial cost against allegations of infringement of third party patents. An adverse outcome in such litigation could subject us to significant liabilities or require us to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for us.

Our limited commercial manufacturing experience and capabilities could hamper our success.

    Our failure to develop adequate manufacturing capabilities would significantly harm our business. Currently, we have only limited production facilities. To date, we have focused primarily on developing fabrication processes and producing limited quantities of products. Although our processing technology derives principally from semiconductor manufacturing technology, the fabrication of high-temperature superconductor components is especially difficult because of specific properties unique to high-temperature superconductor materials.

    We cannot assure you that we can develop the necessary manufacturing capability to attain yields sufficient to meet the demand for our products at a cost that will allow us to provide a price/performance advantage to our customers. While we have established limited production facilities for our electronics products, we may not be able to expand our processing, production control, assembly, testing and quality assurance capabilities to produce existing or planned superconductive electronic products in adequate commercial quantities.

    Even if our products meet performance standards acceptable to the superconductive electronics market, we cannot assure you that any such products will offer price/performance advantages sufficient to achieve market acceptance, or that our costs will be low enough for us to continue to operate.

Our success depends on the attraction and retention of senior management and technical personnel with relevant expertise.

    As a competitor in a highly technical market, we depend heavily upon the efforts of our existing senior management and technical teams. The loss of the services of one or more members of these teams could slow our product development and commercialization objectives. Due to the specialized nature of high-temperature superconductors, we also depend upon our ability to attract and retain qualified technical personnel with substantial industry knowledge and expertise. Competition for qualified personnel is intense and we may not be able to continue to attract and retain qualified personnel necessary for the development of our business.

Regulatory changes negatively affecting wireless communications companies could substantially harm our business.

    The Federal Communications Commission strictly regulates the operation of wireless base stations in the United States. Other countries also regulate the operation of base stations within their territories. Base stations and equipment marketed for use in base stations must meet specific technical standards. Our ability to sell our high-temperature superconductor filter subsystems will depend upon the rate of deployment of and other new wireless digital services, the ability of base station equipment manufacturers and of base station operators to obtain and retain the necessary approvals and licenses, and changes in regulations that may impact the requirements for our products. Any failure or delay of base station manufacturers or operators in obtaining necessary approvals could significantly harm our business.

We derive a portion of our revenue from sales outside the United States, and our international business activities subject us to risks that could reduce the demand for our products and increase our operating expense.

    A significant part of our strategy involves our continued pursuit of growth opportunities in a number of international markets, including Japan, Korea and Taiwan. We also anticipate expanding our efforts into Europe, Latin America and other Asian markets. In many international markets, barriers to entry are the result of long-standing relationships between our potential customers and their local suppliers and protective regulations, including local content and service requirements. In addition, our pursuit of international growth opportunities may require significant investments for an extended period before we realize returns, if any, on our investments.

    Our business in international markets could be adversely affected by:

  •
  Different technology standards and design requirements;

  •
  Difficulty in attracting qualified personnel;

  •
  Longer payment cycles for and greater difficulties collecting accounts receivable;

  •
  Export controls, tariffs and other barriers;

  •
  Fluctuations in currency exchange rates;

  •
  Nationalization, expropriation and limitations on repatriation of cash;

  •
  Social, economic, banking and political risks;

  •
  Taxation;

  •
  Changes in U.S. laws and policies affecting trade, foreign investment and loans; and

  •
  Cultural differences in the conduct of business.

We may depend heavily on the successful development and sale of complementary technologies for future products developed by third parties, and we may not succeed if certain other products and technologies are not available to us.

    Continued successful improvement of our products depends on the commercial availability of a number of other technologies, such as specialized mechanical refrigeration systems (cryocoolers), super-cooled semiconductor technology and specialized microchip materials. There are also complementary technologies in the development stage that could improve the performance of our products. We do not intend to devote significant efforts or resources to developing these technologies. We anticipate depending on the development activities of third parties in these areas. We cannot assure you that these technologies will be successfully developed and commercialized, or that they will achieve market acceptance.

We may acquire or make investments in companies or technologies that could cause loss of value to our stockholders and disruption of our business.

    We intend to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

  •
  Failure to integrate the acquired assets and/or companies with our current business;

  •
  The price we pay may exceed the value we eventually realize;

  •
  Loss of share value to our existing stockholders as a result of issuing equity securities as part or all of the purchase price;

  •
  Potential loss of key employees from either our current business or the acquired business;

  •
  Entering into markets in which we have little or no prior experience;

  •
  Diversion of financial resources and management's attention from other business concerns;

  •
  Assumption of unanticipated liabilities related to the acquired assets; and

  •
  The business or technologies we acquire or in which we invest may have limited operating histories and may be subjected to many of the same risks to which we are exposed.

Compliance with environmental regulations could be especially costly due to the hazardous materials we must use in manufacturing our products.

    We are subject to a number of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our business. Any failure to comply with present or future regulations could result in fines being imposed, suspension of production or interruption of our operations. In addition, these regulations could restrict our ability to expand or require us to acquire costly equipment or incur other significant expense to comply with environmental regulations or to clean up prior discharges.

Risks Related to our Common Stock

Our common stock may continue to be volatile and we may be exposed to costly securities class action lawsuits.

    The market price of our common stock has been and is likely to continue to be highly volatile. Our common stock may be significantly affected by the following factors:

  •
  Actual or anticipated fluctuations in our operating results;

  •
  Announcements of technological innovations;

  •
  Announcements of new products or new contracts by us or our competitors;

  •
  Conditions and trends in the telecommunications and other technology industries; and

  •
  Changes in financial estimates of our future results or recommendations by securities analysts.

    In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the securities of technology companies. In the past, securities class action lawsuits have often been brought against such companies following periods of stock price volatility. We may be affected by similar litigation in the future, which could result in substantial costs and cause a diversion of management's attention and resources. These events could significantly harm our business, operating results and financial condition.

Our corporate governance structure may prevent our acquisition by another company at a premium over the public trading price for your shares.

    It is possible that the acquisition of a majority of our outstanding voting stock by another company could result in our stockholders receiving a premium over the public trading price for their shares. However, we have adopted a stockholder rights plan which, if triggered, could make it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would create an immediate benefit to our stockholders. Further, provisions of our restated certificate of incorporation and bylaws and of Delaware corporate law could delay or make more difficult an acquisition of our company by merger, tender offer or proxy contest, even if it would create an immediate benefit to our stockholders. For example, our restated certificate of incorporation does not permit stockholders to act by written consent and our bylaws require advance notice of any matters to be brought before the stockholders at the annual meeting.

    In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the terms, rights and preferences of this preferred stock, including voting rights of those shares, without any further vote or action by the stockholders. The rights of the holders of common stock may be subordinate to, and adversely affected by, the rights of holders of preferred stock that may be issued in the future. The issuance of preferred stock could also make it more difficult for a third party to acquire a majority of our outstanding voting stock, even at a premium over our public trading price.

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

    No matters were submitted to our stockholders during our fourth quarter of 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock began trading on the Nasdaq National Market under the trading symbol "CDTS" on August 5, 1993, moved to the Nasdaq SmallCap Market on November 10, 1998, and moved back to the Nasdaq National Market on January 5, 2001. We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that all future earnings generated from operations will be retained to develop and expand our business. Our board of directors, at their discretion, will determine whether we will pay dividends on the common stock in the future. In addition, our line of credit prohibits us from paying cash dividends without the lender's consent.

    The following table presents quarterly information on the high and low closing sales prices for shares of our common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
1998
First Quarter	$5	$2 31/32
Second Quarter	4 3/8	2 7/8
Third Quarter	4 1/2	2 1/16
Fourth Quarter	2 1/4	1 1/64
1999
First Quarter	$2 1/16	$31/32
Second Quarter	2 7/16	1 1/4
Third Quarter	2	1 7/8
Fourth Quarter	11 3/4	2
2000
First Quarter	$81 5/8	$7 11/16
Second Quarter	26 1/2	8 1/4
Third Quarter	2	12 9/16
Fourth Quarter	14	4 9/16

    As of January 31, 2001, the closing sale price of our common stock was $10 1/8 per share.

    On January 31, 2001, we had 104 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with both the Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data at December 31, 1999 and 2000 are derived from and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K. The net loss attributable to common stockholders for the year ended December 31, 2000, includes a cumulative effect adjustment to record an additional deemed dividend on preferred stock of $2,239,000 relating to Series C preferred stock. Additionally, the basic and diluted loss per common share and the shares used in per share calculations information was computed on the basis described for net loss per share in note 2 of Notes to Financial Statements for the year ended December 31, 2000 attached hereto. The results of operations for the year ended December 31, 2000, or any other period, are not necessarily indicative of future results.

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product	$2,852	$2,188	$991	$872	$522
Contract	9,691	7,266	3,698	1,915	1,496
License and other	—	—	—	5,011	—

Total net revenues	12,543	9,454	4,689	7,798	2,018
Cost of product sales	1,824	1,845	2,685	2,508	4,993
Research and development expenses	11,774	10,626	5,621	4,430	5,507
Selling, general and administrative expenses	4,054	4,330	3,515	3,976	5,679
Write-off of property and equipment and other expenses	—	152	—	—	—

Loss from operations	(5,109)	(7,499)	(7,132)	(3,116)	(14,161)

Net loss attributable to common stockholders	$(5,004)	$(7,543)	$(7,829)	$(4,070)	$(23,248)

Basic and diluted net loss per common share attributable to common stockholders	$(0.80)	$(1.09)	$(1.10)	$(0.57)	$(1.75)

Shares used in per share calculations	6,263	6,897	7,088	7,155	13,283

	December 31,
	1996	1997	1998	1999	2000
	(in thousands)
Balance Sheet Data:
Cash and investments	$7,636	$3,168	$2,888	$14,078	$15,167
Working capital	9,135	1,822	2,656	13,684	15,747
Total assets	16,081	8,762	7,035	18,597	22,383
Long-term debt, less current portion	1,022	310	1,341	596	—
Total liabilities	4,898	4,460	3,671	3,944	3,597
Redeemable preferred stock	—	—	5,683	10,778	—
Stockholders' equity (deficit)	11,183	4,301	(2,320)	3,875	18,786

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide wireless telecommunications market. From our incorporation in 1987 to 1997, we developed materials and processes for high-temperature superconductor technology and researched potential applications for the technology. These efforts were sponsored in part by government research and development contract funding. We initiated commercial product shipments in 1992 addressing multiple markets, including the communications, health care and instrumentation markets. In late 1996, we made the strategic decision to focus on the rapidly growing telecommunications market. In the third quarter of 1997, we completed two organizational changes aimed at focusing on wireless communications. We closed our Instrument and Systems division and sold our nuclear magnetic resonance ("NMR") spectroscopy probe business. In mid-1999, we licensed our remaining instrumentation business to another firm. Research and development efforts are now focused on developing applications in the communications market.

    Our net loss for the year ended December 31, 2000, excluding the impact of non-cash charges related to the beneficial conversion features of the Series C stock, was $12,900,000. As of December 31, 2000, we had accumulated losses of approximately $71,917,000 and we expect to incur significant additional losses during 2001. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize significant product sales until we successfully commercialize systems and subsystems that address market needs for the wireless telecommunications market.

Results of Operations

Years Ended December 31, 1998, 1999, and 2000

    Total net revenue for 1998, 1999 and 2000 was $4,689,000, $7,798,000 and $2,018,000, respectively, and consisted primarily of contract revenue and product revenue. In 1999, we also recognized license revenue. The increase in total net revenue in 1999 compared to 1998 was primarily related to the recognition of $5,000,000 in license revenue in 1999, partially offset by decreases in both product and contract revenue during the comparison periods. The decrease in total net revenue in 2000 compared to 1999 was primarily related to the impact of the license revenue in 1999 and, to a lesser extent, decreases in revenue from the sale of products and government contract activities.

    Product revenue primarily consists of revenue related to the sale of our commercial and government wireless products. We recognize revenue upon the shipment of these products to our customers provided that we have received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and there are no remaining obligations. Product revenue as a percentage of total net revenue was approximately 21%, 11% and 26% in 1998, 1999 and 2000, respectively. Product revenue decreased to $522,000 in 2000 from $872,000 in 1999 and $991,000 in 1998. The decrease in product revenue in 2000 from 1999 relates primarily to a decrease in revenue from the shipment of government wireless products and, to a lesser extent, a decrease in revenue from shipments of discontinued products that do not relate to our target market, including sales of magnetic sensing systems and other products. The decrease in product revenue in 1999 from 1998 relates primarily to a decrease in revenue from shipments of the products that do not relate to our target market.

    Product revenue in 2000 was offset by non-cash sales discounts in the amount of $138,000 related to the fair value of the 17,660 warrants, which vested during 2000. These warrants were issued to Dobson Communications as part of a two-year purchase agreement. Under the terms of the agreement, we issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share based on the amount of product purchased by Dobson. The fair value of the warrants issued is treated as a payment for the warrant, reducing the amount of revenue recognized in the period and the remainder, if any, increasing cost of goods sold in our financial statements.

    Contract revenue, consisting of revenue pursuant to U.S. government research and development contracts, represented approximately 79%, 25% and 74% of total net revenue in 1998, 1999 and 2000, respectively. Revenue from these contracts is recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Contract revenue decreased to $1,496,000 in 2000 from $1,915,000 in 1999 and from $3,698,000 in 1998. The decrease in contract revenue during the comparison periods was primarily the result of a change in our business strategy to focus exclusively on contracts relating to our wireless telecommunications business and, therefore, beginning in 1998, we did not continue to seek additional contracts related to superconductive technologies outside of the wireless telecommunications market. Additionally, the decrease in 2000 compared to 1999 was the result of the completion of several contracts and delays in the anticipated start date of new contracts in 2000.

    The cost of product sales is primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales for 1998, 1999 and 2000 was $2,685,000, $2,508,000 and $4,993,000, and resulted in negative product margins of (171%), (188%) and (857%) for 1998, 1999 and 2000, respectively. These negative product margins result primarily from the relatively low volume of product sales compared to overhead and other period costs. The decrease in product margins during the comparison periods was primarily due to increases in overhead and other period costs associated with our efforts to increase manufacturing capacity for our wireless communications products. We expect product costs and margins as a percentage of product sales will improve as the volume of shipments of our wireless communications products grows, however we cannot assure you that margins will improve in the future.

    Research and development expense includes the cost of both research and development funded through government contracts and research and development funded by us. Research and development expense was $5,621,000, $4,430,000 and $5,507,000, and represented 120%, 57% and 273% of our revenue in 1998, 1999 and 2000, respectively. The increase from 1999 to 2000 was primarily related to the impact of increased spending on new wireless communication and development activities partially offset by decreases in spending on contract-related activities during the comparison periods. The decrease in research and development expense from 1998 to 1999 was the result of decreases in spending related to government contract activities partially offset by increased spending on new wireless communication and development activities. We expect to continue to incur significant research and development expense on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area. As a result, we anticipate moderate increases in research and development expense compared to the prior year.

    Selling, general and administrative expense includes costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expense was $3,515,000, $3,976,000 and $5,679,000, and represented 75%, 51% and 281% of our revenue in 1998, 1999 and 2000, respectively. The increase in spending during the comparison periods is primarily the result of an increase in sales and sales support personnel and the appointments of a distributor for the Taiwan market and a representative for the Korean markets, as well as increases in sales, marketing, legal and other administrative costs. The changes in the level of sales expense as a percentage of revenue was primarily related to the change in total revenue during the comparison periods and, to a lesser extent, the increase in the level of spending. We expect to continue to incur increasing sales, general and other administrative expense to the extent we increase sales of commercial products, particularly in the communications markets.

    Interest income was $97,000, $89,000 and $1,361,000 in 1998, 1999 and 2000, respectively. The changes in the levels of interest income during the comparison periods were primarily due to changes in average cash balances during the periods.

    Interest charges related primarily to our loan from a leasing company as well as our bank term loans. Interest expense was $530,000, $339,000 and $231,000 in 1998, 1999 and 2000, respectively. The decrease in interest expense in each period was primarily the result of lower average debt levels during the comparison periods. Interest expense in 1998 includes interest payments on the bridge loan facility we entered into with our bank, payments related to the outstanding loan from a leasing company and the amortization of the value of warrants issued to the bank and leasing companies.

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

Liquidity and Capital Resources

    We have financed our operations since 1998 primarily through equity transactions and commercial arrangements. These transactions include the following:

    In September 1998, we issued a total of 2,461,227 shares of Series B preferred stock convertible into the same number of shares of common stock, and issued warrants to purchase 492,242 shares of common stock, for a total, net of issuance costs, of $6,344,000. We allocated the net proceeds based on their relative fair value. Accordingly, we allocated $5,572,000 to preferred stock, $772,000 to warrants and $222,000 to the beneficial conversion feature. The beneficial conversion feature was amortized over six months, which is the minimum beneficial conversion period. As of December 31, 2000, all of the Series B preferred shares had been converted to common stock. See Note 8 of "Notes to Financial Statements."

    In January and February 2000, the Series B preferred stock and accrued dividends were converted into common stock. During the year ended December 31, 2000, Series B warrants were exercised for shares of our common stock for net proceeds of approximately $200,000.

    In May 1999, we entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license our high-temperature superconductor electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to our high-temperature superconductor thin-film technology and other intellectual property for $5,000,000 plus future royalties and has certain rights to use and sell this technology for use in the U.S. government or state, local and foreign government markets, as defined under the agreement. We also entered into a Cross-License, Supply and Training Agreement with GDIS under which we agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, we agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, we recognized revenue of $5,000,000 for the year ended December 31, 1999. Upon execution of the agreement, GDIS made an immediate payment to us of $2,900,000. In addition, GDIS paid us 12 monthly payments of $175,000 beginning in July 1999. Subsequent to the original transaction, the General Dynamics business unit with whom we work was transferred to General Dynamics Electronic Systems ("GDES") and the agreement was assigned to the successor organization.

    In December 1999, we issued a total of 375,000 shares of Series C preferred stock convertible into 3,750,000 shares of common stock, and issued warrants to purchase 750,000 shares of common stock,

for a total, net of issuance costs, of $14,906,000. We allocated the net proceeds based on their relative fair value. Accordingly we allocated $4,856,000 to preferred stock, $2,239,000 to warrants and $7,812,000 to the beneficial conversion feature. The beneficial conversion feature was amortized over six months, which is the minimum beneficial conversion period. We recorded as a deemed dividend an expense of $2,790,000 and $4,836,000, in the quarters ended March 31, 2000 and June 30, 2000, respectively. We also recorded an additional deemed dividend of $2,239,000 relating to Series C preferred stock as a cumulative effect adjustment in the fourth quarter of 2000 to account for a change in accounting guidance. As of December 31, 2000, all of the Series C preferred shares had been converted to common stock. See Note 8 of "Notes to Financial Statements."

    In July 2000, the Series C preferred stock was converted into common stock. A total of $502,000 in accrued dividends was paid during the year ended December 31, 2000. During the year ended December 31, 2000, Series C warrants were exercised for shares of our common stock for net proceeds of approximately $1,311,000.

    In January 2000, we issued 1,000,000 shares of common stock for net proceeds of $13,629,000.

    As of December 31, 2000, our aggregate cash, cash equivalents and short-term investments, excluding $514,000 of restricted cash, totaled $15,167,000 compared to $14,078,000 as of December 31, 1999. Additionally, we have entered into a bank line of credit facility and an equipment lease line. The bank line of credit is subject to renewal in 2001 and the equipment lease lines expire in 2001 and 2004. We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables and we may purchase up to $2,000,000 in capital equipment under the equipment line. As of December 31, 2000, there were no amounts outstanding under either the bank line of credit facility or the equipment line of credit.

    Net cash used in operations was $7,258,000, $2,634,000 and $12,429,000 for 1998, 1999 and 2000, respectively. The decrease in cash used in 1999 compared to 1998 was the result of a decrease in our operating loss primarily due to the General Dynamics license agreement. The increase in cash used in operations in 2000 compared to 1999 was primarily the result of the increase in net loss during the comparison periods and, to a lesser extent, increases in the levels of inventory. We anticipate that we will incur significant additional net losses during 2001 and anticipate that our accounts receivable and inventories may increase during 2001 as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate the use of additional cash in operating activities during 2001.

    Net cash used in investing activities was $1,035,000 in 1998, compared to $1,081,000 in 1999 and $7,721,000 in 2000. The year-to-year changes, during the comparison periods were primarily due to higher purchases of short-term investments in each succeeding year. In addition, capital expenditures increased significantly in 2000 compared to 1999 and 1998 levels due primarily to the purchase of manufacturing and engineering equipment. We anticipate that our capital expenditures will increase in 2001 to approximately $2,500,000 as we continue our transition to the manufacture of greater volumes of commercial products.

    Net cash provided by financing activities was $7,229,000, $14,125,000 and $15,395,000 for 1998, 1999 and 2000, respectively. The net cash provided by financing activities in 1998 was primarily due to the issuance of Series B preferred stock and related warrants as well as proceeds from borrowings in excess of debt payments during the year. Net cash provided by financing activities in 1999 was primarily attributable to the issuance of Series C preferred stock and related warrants partially offset by principal payments on long term debt of $938,000. The net cash provided by financing activities in 2000 was primarily the result of the issuance of 1,000,000 shares of common stock in a financing transaction in January 2000 and to a lesser extent, the receipt of proceeds related to the exercise of Series B and Series C warrants partially offset by dividend payments on Series C preferred stock as well as principal payments on long-term debt.

    All of our credit arrangements contain reporting and financial covenants, which we are required to satisfy. We cannot assure you that we will satisfy all such covenants in the future. We cannot assure you that if we default on any of the covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, no further amounts would be advanced to us under any facility, the entire amounts outstanding, if any, could become due and payable immediately upon default, and those assets that are collateral could be seized, unless the lender waives such default.

    To date we have received limited revenue from product sales. The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish commercial-scale manufacturing and to market these products. We expect to use significant amounts of cash for capital equipment and to support operations until product revenue increases. Our future capital requirements will depend on many factors, including:

  •
  Continued progress in our research and development programs;

  •
  The magnitude of these programs;

  •
  The time and cost involved in obtaining any required regulatory approvals;

  •
  The costs involved in preparing, filing, prosecuting, maintaining and enforcing patents;

  •
  Successful completion of technological, manufacturing and market requirements;

  •
  Changes in existing research relationships;

  •
  The availability of funding under government contracts;

  •
  Our ability to establish collaborative arrangements; and

  •
  The cost of manufacturing scale-up and the amount and timing of future revenue.

    We anticipate that existing sources of liquidity, bank credit lines, equipment lease lines and anticipated revenue from product sales and government contracts, will satisfy our projected working capital and other cash requirements through at least the next twelve months. However, there can be no assurance that changes in our plans or other events affecting us will not result in the expenditure of our resources before such time. We may raise additional financing in the future through the issuance of debt securities, equity securities, or a combination of both.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item, depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We will adopt SFAS No. 133 in our quarter ending March 31, 2001. To date, we do not believe that we have engaged in derivative or hedging activities that fall within the scope of the standard.

    In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to Staff Accounting Bulletin No. 101 ("SAB 101"), and the FASB continues to address revenue and other related accounting issues.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements of the Registrant and Independent Accountant's report are included in pages 35-55:

    Report of Independent Accountants

    Balance Sheets—as of December 31, 1999 and 2000

    Statements of Operations—years ended December 31, 1998, 1999 and 2000

    Statements of Stockholders' Equity and Redeemable Preferred Stock—years ended December 31, 1998, 1999 and 2000

    Statements of Cash Flows—years ended December 31, 1998, 1999 and 2000

    Notes to Financial Statements

    The following table presents the selected quarterly unaudited financial data for Conductus:

	Three months ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
	(In thousands, except per share amounts)
Revenues:
Product	$397	$142	$196	$137	$88	$46	$192	$196
Contract	917	431	294	273	251	191	397	657
License and other	—	5,000	11	—	—	—	—	—

Total net revenues	1,314	5,573	501	410	339	237	589	853
Cost of Product Sales	570	597	733	608	701	1,352	1,467	1,473
Research and development expenses	1,121	1,033	996	1,280	1,081	1,207	1,490	1,729
Selling, general and administrative expenses	834	1,276	964	902	1,210	1,520	1,335	1,614

Income (loss) from operations	$(1,211)	$2,667	$(2,192)	$(2,380)	$(2,653)	$(3,842)	$(3,703)	$(3,963)

Net income (loss) attributable to common stockholders	$(1,491)	$2,507	$(2,339)	$(2,747)	$(5,373)	$(8,519)	$(3,377)	$(5,979)

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.21)	$0.35	$(0.33)	$(0.38)	$(0.56)	$(0.70)	$(0.22)	$(0.38)

Diluted	$(0.21)	$0.26	$(0.33)	$(0.38)	$(0.56)	$(0.70)	$(0.22)	$(0.38)

Shares used in per share calculations:
Basic	7,144	7,148	7,157	7,169	9,535	12,126	15,656	15,810

Diluted	7,144	9,749	7,157	7,169	9,535	12,126	15,656	15,810

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information required by this item that is included under the caption "Executive Compensation and Related Information" in our 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information required by this item that is included under the caption "Ownership of Securities" in our 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information required by this item that is included under the caption "Certain Transactions" in our 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

		Page Number
1.	Financial Statements
	Report of Independent Accountants	35
	Balance Sheets—as of December 31, 1999 and 2000	36
	Statements of Operations—years ended December 31, 1998, 1999 and 2000	37
	Statements of Stockholders' Equity and Redeemable Preferred Stock—years ended December 31, 1998, 1999 and 2000	38
	Statements of Cash Flows—years ended December 31, 1998, 1999 and 2000	39
	Notes to Financial Statements	40
2.	Financial Statement Schedule
	Report of Independent Accountants	S-1
	Schedule II—Valuation and Qualifying Accounts	S-2
3.	See Exhibits
Exhibit No	Description
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws.
4.1(3)	Stockholder Rights Plan.
10.1(1)*	1992 Stock Option/Stock Purchase Plan, as amended.
10.2(1)*	1994 Employee Stock Purchase Plan, as amended.
10.3(4)	Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and September 22, 1998, between Conductus and Series B Investors.
10.4(4)	Form of Warrant to Purchase Common Stock between Conductus and Series B Investors.
10.5(5)	Employment Agreement dated May 3, 1994, between Registrant and Mr. Charles E. Shalvoy.
10.6(6)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.7(7)	High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant, Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
10.8(8)†	Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the Registrant and Lucent Technologies Inc.
10.9(4)	Master Lease Agreement between Conductus and Leasing Technologies International, Inc., dated June 15, 1998.
10.10(6)	Lease Agreement dated May 3, 1993, between the Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.11(5)	Lease Agreement dated December 8, 1994, between Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.12(4)†	Master Loan and Security Agreement between Conductus and Transamerica Business Credit Corporation, dated June 26, 1998.

10.13(9)	Silicon Valley Bank Loan and Security Agreement dated April 23, 1998.
10.14(9)	Collateral Assignment, Patent Mortgage and Security Agreement between Conductus and Silicon Valley Bank.
10.15(10)†	Asset Purchase Agreement dated July 9, 1997, between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.
10.16(11)†	License Agreement with General Dynamics, dated May 4, 1999.
10.17(12)	Cross-License, Supply and Training Agreement with General Dynamics, dated May 4, 1999.
10.18(13)	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors.
10.19(13)	Form of Warrant to Purchase Common Stock between Conductus and Series C Investors.
10.20(14)	Common Stock Purchase Agreement dated January 18, 2000, between Conductus and the Investors named therein.
10.21(14)	Building Leases Amendment Letter dated January 31, 2000, between Conductus and the Mozart Development Company.
10.22(15)†	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc.
10.23(15)†	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation.
10.24(15)	Master Equipment Lease Commitment, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.
10.25(15)	Master Equipment Lease, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.
10.26(15)	Warrant to Purchase Common Stock, dated as of September 1, 2000, issued by Conductus to Pentech Financial Services, Inc.
10.27	Loan Modification Agreement dated as of October 30, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.28	Loan Modification Agreement dated as of November 29, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.29	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000.
10.30	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See Page 34).

*
Management compensatory plan or arrangement.

†
Confidential treatment granted as to certain portions of these exhibits.

(1)
Incorporated herein by reference to Conductus' 1993 Annual Report on Form 10-K.

(2)
Incorporated herein by reference to Conductus' Report on Form 8-K, filed with the SEC on January 22, 1998.

(3)
Incorporated herein by reference to Conductus' Registration Statement on Form 8-A (Number 000-19915), filed with the SEC on January 29, 1998.

(4)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on November 16, 1998.

(5)
Incorporated herein by reference to Conductus' 1994 Annual Report on Form 10-K.

(6)
Incorporated herein by reference to Conductus' Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

(7)
Incorporated herein by reference to Amendment No. 2 to Conductus' Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

(8)
Incorporated herein by reference to Conductus' Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 15, 1996, as amended.

(9)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 14, 1998.

(10)
Incorporated herein by reference to Conductus' 1998 Annual Report on Form 10-K.

(11)
Incorporated herein by reference to Conductus' Form 10-Q/A, filed with the SEC on May 27, 1999.

(12)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 17, 1999.

(13)
Incorporated herein by reference to Conductus' 1999 Annual Report on Form 10-K.

(14)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 12, 2000.

(15)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on November 14, 2000.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-K Annual Report.

  (c)
  Exhibits

    See responses to Item 14(a)(3) above.

  (d)
  Financial Statement Schedules

    None required, except as indicated in response to Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

CONDUCTUS, INC.
By:	/s/ CHARLES E. SHALVOY Charles E. Shalvoy President and Chief Executive Officer

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

Signature	Title	Date

/s/ CHARLES E. SHALVOY Charles E. Shalvoy	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2001
/s/ RON WILDERINK Ron Wilderink	Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	April 2, 2001
/s/ JOHN F. SHOCH John F. Shoch, Ph.D.	Chairman of the Board of Directors	April 2, 2001
/s/ MARTIN COOPER Martin Cooper	Director	April 2, 2001
/s/ ROBERT M. JANOWIAK Robert M. Janowiak	Director	April 2, 2001
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	April 2, 2001
/s/ DAVID L. SHORT David L. Short	Director	April 2, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Conductus, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and redeemable preferred stock and of cash flows, present fairly, in all material respects, the financial position of Conductus, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Conductus' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 8 to the financial statements, Conductus has adopted the provisions of Emerging Issues Task Force issue No. 00-27 and recorded a cumulative effect adjustment in the fourth quarter of 2000.

PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

CONDUCTUS, INC.

BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	December 31,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$11,957	$7,202
Short-term investments	2,121	7,965
Accounts receivable, net	1,382	563
Inventories	1,266	3,273
Prepaid expenses and other current assets	306	341

Total current assets	17,032	19,344
Property and equipment, net	1,374	2,135
Restricted cash	—	514
Other assets	191	390

Total assets	$18,597	$22,383

LIABILITIES
Current liabilities:
Current portion of long-term debt	$752	$597
Accounts payable	1,023	1,477
Other accrued liabilities	1,573	1,523

Total current liabilities	3,348	3,597
Long-term debt, net of current portion	596	—

Total liabilities	3,944	3,597

Commitments (Note 6)
REDEEMABLE PREFERRED STOCK
Preferred stock, no par value:
Authorized: 5,000,000 shares
Series B, no par value; Designated: 4,500,000; Issued and outstanding: 2,461,227 in 1999 and none in 2000 (Liquidation value: $7,162 at December 31, 1999)	5,736	—
Series C, no par value; Designated: 400,000; Issued and outstanding: 375,000 in 1999 and none in 2000 (Liquidation value: $15,039 at December 31, 1999)	5,042	—
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value:
Authorized: 25,000,000 shares;
Issued and outstanding: 7,256,518 and 16,073,019 in 1999 and 2000	1	2
Additional paid-in capital	52,543	91,161
Receivable from stockholder	—	(460)
Accumulated deficit	(48,669)	(71,917)

Total stockholders' equity	3,875	18,786

Total liabilities, redeemable equity and stockholders' equity	$18,597	$22,383

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	For the Years Ended December 31,
	1998	1999	2000
Revenues:
Product	$991	$872	$522
Contract	3,698	1,915	1,496
Other	—	5,011	—

Total revenues	4,689	7,798	2,018

Costs and expenses:
Cost of product sales	2,685	2,508	4,993
Research and development	5,621	4,430	5,507
Selling, general and administrative	3,515	3,976	5,679

Total costs and expenses	11,821	10,914	16,179

Loss from operations	(7,132)	(3,116)	(14,161)
Interest income	97	89	1,361
Other income (expense)	(36)	30	112
Interest expense	(530)	(339)	(231)

Net loss	(7,601)	(3,336)	(12,919)
Dividend accretion and deemed dividend on preferred stock	(228)	(734)	(8,090)

Net loss attributable to common stockholders before cumulative effect of accounting change	(7,829)	(4,070)	(21,009)
Cumulative effect of accounting change on deemed dividend on preferred stock	—	—	(2,239)

Net loss attributable to common stockholders	$(7,829)	$(4,070)	$(23,248)

Basic and diluted net loss per share:
Net loss per share attributable to common stockholders before cumulative effect of accounting change	$(1.10)	$(0.57)	$(1.58)
Cumulative effect of accounting change on deemed dividend on preferred stock	—	—	(0.17)

Net loss per share attributable to common stockholders	$(1.10)	$(0.57)	$(1.75)

Shares used in per share calculations	7,088	7,155	13,283

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock
				Additional Paid-In Capital
			Common Stock		Receivable from Stockholder	Accumulated Deficit
	Series B	Series C					Total

Balances, December 31, 1997	$—	$—	$1	$41,070	$—	$(36,770)	$4,301
Issuance of 2,461,227 shares of preferred stock net of $301 issuance costs	5,572	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	1,041	—	—	1,041
Issuance of 111,955 shares of common stock to employees	—	—	—	66	—	—	66
Issuance of 28,070 shares of common stock to employees under the employee stock purchase plan	—	—	—	65	—	—	65
Compensation associated with stock options granted	—	—	—	36	—	—	36
Dividend accretion and deemed dividend on preferred stock	111	—	—	—	—	(228)	(228)
Net loss	—	—	—	—	—	(7,601)	(7,601)

Balances, December 31, 1998	5,683	—	1	42,278	—	(44,599)	(2,320)
Issuance of 29,387 shares of common stock to employees under the employee stock purchase plan	—	—	—	48	—	—	48
Preferred B issuance costs	(58)	—	—	—	—	—	—
Issuance of 375,000 shares of preferred stock net of $94 issuance costs	—	4,856	—	7,812		—	7,812
Issuance of common stock warrants	—	—	—	2,239	—	—	2,239
Issuance of 30,136 shares of common stock upon exercise of warrants	—	—	—	—	—	—	—
Issuance of 52,875 shares of common stock to employees	—	—	—	166	—	—	166
Dividend accretion and deemed dividend on preferred stock	111	186	—	—	—	(734)	(734)
Net loss	—	—	—	—	—	(3,336)	(3,336)

Balances, December 31, 1999	5,736	5,042	1	52,543	—	(48,669)	3,875
Issuance of 57,798 shares of common stock to employees under the employee stock purchase plan	—	—	—	197	—	—	197
Issuance of 1,000,000 shares of common stock upon private placement, net of $40 issuance costs	—	—	—	13,629	—	—	13,629
Issuance of 812,881 shares of common stock upon exercise of warrants	—	—	—	1,571	—	—	1,571
Issuance of 187,843 shares of common stock upon conversion of Preferred B dividends	—	—	—	516	—	—	516
Issuance of 411,451 shares of common stock to employees for cash	—	—	—	1,291	—	—	1,291
Issuance of 135,301 shares of common stock for note receivable upon exercise of stock options	—	—	—	460	(460)	—	—
Issuance of common stock warrants to customer	—	—	—	138	—	—	138
Dividend accretion and deemed dividend on preferred stock	—	7,625	—	2,239	—	(10,329)	(8,090)
Conversion of preferred stock to 6,211,227 shares of common stock	(5,736)	(12,667)	1	18,402	—	—	18,403
Issuance of common stock warrants in connection with capital lease	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	(12,919)	(12,919)

Balances, December 31, 2000	$—	$—	$2	$91,161	$(460)	$(71,917)	$18,786

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(7,601)	$(3,336)	$(12,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931	813	742
Compensation associated with stock options granted	36	—	—
Amortization of discount on long term debt	(108)	52	40
Gain on disposal of equipment	—	—	(107)
Non-cash charge for warrants vesting upon commercial product sales	—	—	138
Changes in operating assets and liabilities:
Accounts receivable	945	(272)	819
Inventories	(232)	(423)	(2,007)
Prepaid expenses and other current assets	(6)	(161)	(35)
Other assets	59	(28)	(57)
Accounts payable and other accrued liabilities	(1,282)	721	957

Net cash used in operating activities	(7,258)	(2,634)	(12,429)

Cash flows from investing activities:
Maturities of short-term investments	557	1,350	2,150
Purchases of short-term investments	(1,341)	(2,130)	(7,994)
Acquisition of property and equipment	(251)	(151)	(1,476)
Acquisition of license	—	(150)	—
Net proceeds from sales of assets	—	—	113
Purchase of certificate of deposit (restricted cash)	—	—	(514)

Net cash used in investing activities	(1,035)	(1,081)	(7,721)

Cash flows from financing activities:
Proceeds from borrowings	4,500	—	—
Net proceeds from issuance of common stock	132	214	15,117
Net proceeds from issuance of preferred stock	5,572	12,609	—
Net proceeds from issuance of common stock upon exercise of warrants	772	2,239	1,571
Preferred dividend payments	—	—	(502)
Principal payments on long-term debt	(3,747)	(937)	(791)

Net cash provided by financing activities	7,229	14,125	15,395

Net increase (decrease) in cash and cash equivalents	(1,064)	10,410	(4,755)
Cash and cash equivalents at beginning of period	2,611	1,547	11,957

Cash and cash equivalents at end of period	$1,547	$11,957	$7,202

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY:

    Conductus, Inc., was incorporated in Delaware in 1987 and was formed to develop, manufacture and market superconductive electronic devices, circuits and systems for sensor, communications, test and instrumentation and digital electronics applications. In 1997, Conductus discontinued operation of its Instrument and System Division and is now focused on development, manufacturing and marketing electronic components and subsystems based on high-temperature superconductor ("HTS") technology for applications in the worldwide telecommunications market. Conductus' ClearSite® product family integrates superior HTS technology to enhance the sensitivity and selectivity of wireless base station receivers, leading to reduced interference, enhanced coverage, increased capacity and higher bandwidth.

SUBSTANTIAL FUTURE CAPITAL NEEDS:

    Conductus has recognized limited revenues from product sales to date and has cash, cash equivalents and short-term investments of $15,167,000 as of December 31, 2000. Conductus anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least the next twelve months. Management plans to raise additional financing in the future through the issuance of debt securities, equity securities or a combination of both. However, there can be no assurance that changes in Conductus' plans or other events affecting Conductus will not result in the expenditure of our resources before such time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR:

    Conductus uses a 52-week calendar year ending on the last day of the month for its financial presentations.

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

CERTAIN RISKS AND CONCENTRATIONS:

    Conductus' superconducting products are concentrated in the electronic component industry, which is highly competitive and rapidly changing. Revenues for its products are concentrated with a relatively limited number of customers and suppliers for certain components are concentrated among a few providers. In addition, approximately 79%, 25% and 74% of total revenues for each of the fiscal years 1998, 1999 and 2000 were from government-related contracts. The development of new technologies or commercialization of superconductive products by any competitor, or the conclusion of one or more government contracts could affect operating results adversely.

    In August 2000, Conductus entered into a transaction with Dobson Cellular Systems, Inc., to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years.

CASH AND CASH EQUIVALENTS:

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Other financial instruments, principally accounts receivable, long term debt and other borrowings, are considered to approximate fair value based upon comparable market information available at respective balance sheet dates.

INVESTMENTS:

    Investments are deemed by management to be available-for-sale and are reported at fair market value with net unrealized gains or losses reported as a separate component of stockholders' equity. Available-for-sale marketable securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long term. As of December 31, 2000, no unrealized gains or losses on investments had been incurred. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

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

LONG-LIVED ASSETS:

    Conductus evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. No losses from impairment have been recognized in the financial statements.

REVENUE RECOGNITION:

    Conductus recognizes revenues upon the shipment of its products to the customer provided that it has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is reasonably assured, product returns are reasonably estimable and there are no remaining obligations. The Company provides for future returns and warranty claims based on historical experience at the time revenue is recognized.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in the Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Conductus has complied with the guidance in SAB 101 for all periods presented.

    When Conductus issues warrants or other equity instruments in connection with sales transactions, the portion of the payments from the customer equal to the fair value of the equity instrument is treated as a payment for the equity instrument.

ADVERTISING:

    Conductus does not engage in general advertising through print, radio, television or such other media, and as such, does not incur advertising expenses.

RESEARCH AND DEVELOPMENT CONTRACTS:

    Conductus has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Cost of contract revenues for the years ended December 31, 1998, 1999, and 2000 was $5,661,000, $2,478,000 and $1,920,000 respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The company accrues contract losses when they become reasonably estimable.

RESEARCH AND DEVELOPMENT:

    Internally funded research and development expenditures are charged to operations as incurred.

INCOME TAXES:

    Conductus utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

COMPREHENSIVE LOSS

    Conductus adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There has been no difference between Conductus' net loss and its total comprehensive loss through December 31, 2000.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

    As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Conductus accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25). All other grants are accounted for using the fair value method described in SFAS No. 123 with appropriate compensation expense recognition in the statement of operations.

    Conductus accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the financial statements.

BASIC AND DILUTED LOSS PER SHARE:

    A reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows:

	Years Ended December 31,
	1998	1999	2000
	(in thousands, except per share data)
Numerator-basic and diluted net loss per share:
Net loss	$(7,601)	$(3,336)	$(12,919)
Dividend accretion and deemed dividend on preferred stock	(228)	(734)	(8,090)
Cumulative effect of accounting change on deemed dividend on preferred stock	—	—	(2,239)

Net loss attributable to common shareholders	$(7,829)	$(4,070)	$(23,248)

Denominator-basic and diluted net loss per share:
Weighted average common shares	7,088	7,155	13,283

Basic and diluted net loss per share	$(1.10)	$(0.57)	$(1.75)

    In the 1998, 1999 and 2000 computations, common equivalent shares are excluded from the diluted loss per share as their effect is antidilutive. Common equivalent shares, including common stock options, warrants and preferred stock, that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were approximately 4,074,000, 2,797,000 and 4,100,000 for the years ended 1998, 1999 and 2000, respectively.

RECENT PRONOUNCEMENTS:

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivatives. In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. Conductus will adopt SFAS No. 133 in its quarter ending March 31, 2001. To date, Conductus does not believe that it has engaged in derivative or hedging activities that fall within the scope of the standard.

    In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to SAB 101, and the FASB continues to address revenue and other related accounting issues.

3.  SUPPLEMENTAL CASH FLOW DISCLOSURE:

	For The Years Ended December 31,
	1998	1999	2000
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$375	$297	$211

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$—	$18,403

Conversion of preferred dividend to common stock	$—	$—	$516

Dividend accretion and deemed dividend on preferred stock	$228	$734	$10,329

Value of warrants issued in association with capital lease line	$269	$—	$175

4.  BALANCE SHEET COMPONENTS (in thousands):

  SHORT-TERM INVESTMENTS:

    Short-term investments, all of which are classified as available-for-sale, are summarized below:

	Cost and Market Value
	December 31,
	1999	2000
Debt securities:
Commercial paper	295	2,057
Other	1,823	5,880
Accrued interest	3	28

Total	$2,121	$7,965

    At December 31, 2000, all scheduled maturities of investments are within one year. Investments consisted primarily of United States government agencies debt and commercial paper bearing interest between 6.11% and 6.80% per annum, which are due to mature in May 2001.

  ACCOUNTS RECEIVABLE:

    Accounts receivable, net, consists of the following:

	December 31,
	1999	2000
U.S. government contracts:
Unbilled
Recoverable costs and accrued profit on progress completed—not billed	$148	$—
Billed	192	620
Commercial	95	57
License Fee Receivable	1,050	—
Allowance for doubtful accounts	(103)	(114)

	$1,382	$563

    At December 31, 1999, recoverable costs and accrued profit and unrecovered costs and estimated profits not billed were comprised principally of amounts of revenue recognized on contracts for which billings had not been presented to the contract owners because the amounts were not billable at the balance sheet date. There were no such amounts at December 31, 2000.

  INVENTORIES:

    Inventories consist of the following:

	December 31,
	1999	2000
Raw materials	$574	$2,156
Work in process	401	640
Finished goods	291	477

	$1,266	$3,273

  PROPERTY AND EQUIPMENT:

    Property and equipment, net, consists of the following:

	December 31,
	1999	2000
Equipment	$7,397	$7,910
Leasehold improvements	1,715	1,722
Furniture and fixtures	432	425
Construction in process	40	884

	9,584	10,941
Accumulated depreciation and amortization	(8,210)	(8,806)

	$1,374	$2,135

  OTHER ACCRUED LIABILITIES:

    Other accrued liabilities consist of the following:

	December 31,
	1999	2000
Accrued consulting and professional	$194	$182
Accrued compensation	697	1,037
Preferred dividend payable	554	—
Other accrued liabilities	128	304

	$1,573	$1,523

5.  LONG-TERM DEBT AND OTHER BORROWINGS:

    Credit facilities consist of a loan from a leasing company and bank and lease lines of credit. Obligations related to credit facilities as of December 31, 1999 and 2000 are as follows:

	December 31,
	1999	2000
Loan payable to leasing company	$1,348	$597
Less: current portion	752	597

Long term debt	$596	$—

    In April 1998, Conductus entered into a $2,500,000 loan agreement with a leasing company collateralized by substantially all of the assets of Conductus. In connection with the loan agreement, Conductus granted warrants to purchase up to $125,000 of Conductus' common stock at $4.11, a price equal to the average closing bid price for the five days immediately preceding and including April 22, 1998. The effective interest rate, including the effect of the warrants, is 13.98%. The warrants were valued using the Black-Scholes option pricing model and as of December 31, 2000, had been exercised and converted into Conductus common stock. The value of $102,000 assigned to the warrants is being amortized to interest expense using the effective interest method over the term of the agreement.

    Also in April 1998, Conductus entered into a bank line of credit agreement, which provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by accounts receivable, equipment and other assets of Conductus. As of December 31, 2000 and 1999, there were no amounts outstanding under this facility. The line of credit is subject to renewal on November 30, 2001.

    In June 2000, Conductus entered into a 36-month equipment lease providing for borrowing of up to $514,000. This transaction has lease payments commencing on February 8, 2001, expires on January 8, 2004, and has an effective interest rate of 11.46%. This lease is collateralized by a bank letter of credit that expires on February 28, 2004 that requires Conductus to maintain a balance of $514,000 as a Certificate of Deposit, which is classified in the balance sheet as "Restricted Cash." As of December 31, 2000, there were no amounts outstanding under this facility.

    In October 2000, Conductus entered into a lease line of credit which provided for borrowings of up to $2,000,000 for the purchase of capital equipment. This transaction has an effective date of September 1, 2000. This line of credit is collateralized by equipment purchases and has an effective interest rate of 9.31%. Conductus also granted the leasing company warrants to purchase up to 10,000 shares of its common stock at $18.75 per share. Conductus valued the warrants using the Black-Scholes option pricing model applying an expected life of 7 years, a risk free interest rate of 5.91%, a dividend yield of 0% and a volatility of 129%. The fair value of the warrants was recorded as $175,000 and will be amortized over the term of the line of credit to interest expense. This line of credit expires in June 2001, with final payment obligations due 36 months after the final borrowing. As of December 31, 2000, there were no amounts outstanding under this facility.

    All of the credit facilities contain reporting and financial covenants. In the event of default on any of these covenants, no further amounts would be advanced to Conductus under any facility. Additionally, the entire amounts outstanding could become due and payable immediately upon default and those assets that are collateralized could be seized, unless the lender waives such default. At December 31, 2000, Conductus was in compliance with all financial covenants.

6.  COMMITMENTS:

    Conductus leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases which are due to expire in February 2006.

    Conductus also has equipment leases that expire at different dates over the next four years.

    Future minimum payments under these noncancelable leases are as follows:

	Facilities	Equipment	Total
	(in thousands)
2001	$775	$912	$1,687
2002	1,007	240	1,247
2003	1,038	202	1,240
2004	1,070	17	1,087
2005	1,101	—	1,101
Thereafter	187	—	187

	$5,178	$1,371	$6,549

    Rent expense was $316,000, $353,000 and $576,000 for the years ending December 31, 1998, 1999 and 2000, respectively.

7.  RECEIVABLE FROM STOCKHOLDER:

    In conjunction with the exercise of 135,301 stock options in December 2000 by an officer of Conductus, Conductus received a full recourse promissory note for $460,000. The note bears interest at a rate of 5.87% and is due and payable in full no later than December 28, 2005.

8.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

CAPITAL STOCK:

    Under the terms of Conductus' Certificate of Incorporation, the Board of Directors may determine the rights, preferences and terms of its authorized but unissued preferred stock.

  Series B Preferred Stock

    In September 1998, Conductus sold and issued 2,461,227 shares of its Series B preferred stock at a price per share of $2.70 and issued warrants to purchase 492,242 shares of common stock at an exercise price of $2.70 per share in a private placement of its equity securities. The value of the warrants was determined to be $772,000 using the Black-Scholes option pricing model. The allocation of proceeds between preferred stock and warrants resulted in a beneficial conversion feature in the amount of $222,000. The value of the beneficial conversion feature was accreted as preferred dividends over six months.

    In January and February 2000, the Series B preferred stock was converted into 2,461,277 shares of common stock. The accrued dividends were converted into 187,843 shares of common stock. During the year ended December 31, 2000, warrants were exercised for 358,535 shares of Conductus' common stock for net proceeds of approximately $260,000.

  Series C Preferred Stock

    In December 1999, Conductus sold and issued 375,000 shares of its Series C preferred stock at a price per share of $40.00 and issued warrants to purchase 750,000 shares of common stock at an exercise price of $4.00 per share in a private placement of its equity securities. Each preferred share is convertible into ten shares of common stock and has a cumulative dividend at a rate of $2.40 per year. The value of the warrants was determined to be $2,239,000 using the Black-Scholes option pricing model. The warrants have a term of 5 years and were exercisable beginning in June 2000.

    In 1999, Conductus recorded a deemed dividend on preferred stock relating to the beneficial conversion feature on Series C preferred stock of $7,812,000, calculated in accordance with the guidance contained in Emerging Issues Task Force (EITF) No. 98-5 that existed at that time.

    The beneficial conversion feature was recognized as a deemed dividend to the preferred stockholders over the six-month period prior to the earliest date at which the preferred shareholders can realize that return. As a result, using the effective interest method, $7,625,000 of the beneficial conversion feature was recognized in the year ended December 31, 2000.

    At the November 2000 meeting of the EITF, a further consensus was reached regarding the accounting for securities with beneficial conversion features that amended prior guidance. The EITF determined that the conversion price used to calculate the intrinsic value should be based on the "effective conversion price," which is based on the proceeds allocated to the convertible instrument. This guidance was further explained in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

    At the November 2000 meeting, the SEC Observer stated that, for public companies, the transition adjustment to record the beneficial conversion feature using the effective conversion price, for all convertibles issued after May 21, 1999, would be to record a cumulative effect adjustment. Accordingly, Conductus recorded a cumulative effect adjustment in the fourth quarter of 2000 to account for the adoption of EITF 00-27, and as a result, Conductus recorded an additional deemed dividend on preferred stock of $2,239,000 relating to Series C preferred stock.

    Had Conductus recorded the cumulative effect adjustment in the fourth quarter of 1999, when the Series C preferred stock was issued, the pro forma net loss attributable to common stockholders would have been $4,123,000 and $23,195,000 for 1999 and 2000, respectively. The pro forma net loss per share attributable to common stockholders would have been $(0.58) and $(1.75) per share for 1999 and 2000, respectively.

    In July 2000, the Series C preferred stock was converted into 3,750,000 shares of common stock. A total of $502,000 in accrued dividends was paid during the year ended December 31, 2000. During the year ended December 31, 2000, warrants were exercised for 331,793 shares of Conductus' common stock for net proceeds of approximately $1,311,000.

WARRANTS:

    In connection with certain financing arrangements and a commercial transaction, Conductus has issued warrants to purchase shares of its common stock. The following warrants were outstanding as of December 31, 2000:

Transactions	Fiscal Year of Grant	Number Issued	Number Outstanding	Number Exercisable	Exercise Price	Fiscal Year of Expiration
Preferred B financing	1998	492,242	118,837	118,837	$2.70	2003
Preferred C financing	1999	750,000	416,150	416,150	$4.00	2004
Commercial product sale	2000	500,000	500,000	17,660	$13.43	2005
Lease line of credit	2000	10,000	10,000	10,000	$18.75	2007

    In August 2000, Conductus entered into a transaction with Dobson Cellular Systems, Inc. to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years. Under the terms of the contract, Conductus issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share, which expires in August 2005. The number of warrants issued is based on the amount of products purchased by Dobson. As of December 31, 2000, Conductus had issued 17,660 warrants. The fair value of the warrants, valued using the Black-Scholes option pricing model applying an expected life of 5 years, a risk free rate of 5.00% to 5.92%, a dividend yield of 0% and a volatility of 129%, was $138,000. The portion of the payment for the ClearSite systems equal to $138,000, has been treated as a payment for the warrants.

1992 STOCK OPTION/STOCK ISSUANCE PLAN:

    Under Conductus' stock option/stock issuance plan, as amended, a total of 4,580,000 shares of common stock are authorized for issuance under the plan as of December 31, 2000.

    The plan is divided into three separate components: the discretionary option grant program, the automatic option plan program and the stock issuance program. Under the discretionary option grant program, eligible individuals may be granted incentive options or nonstatutory options. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of nonstatutory options granted under the plan must be not less than 85% of the fair market value of the common stock on date of grant. Under the automatic option grant program, non-employee board members automatically receive non-statutory options to purchase shares of common stock. Each non-employee board member who first becomes a non-employee board member at any time on or after January 23, 1995 is automatically granted, at the time of such initial election or appointment, an option to purchase 15,000 shares of common stock. The options are immediately exercisable, subject to Conductus' repurchase right, which lapses with respect to twenty percent (20%) of the optioned shares upon completion of twelve (12) months of board service from the date of grant, and the remainder of the optioned shares in forty-eight (48) equal monthly installments. Additionally each year the non-employee board members receive a 3,000-share grant that vests over three years. On May 25, 2000, the stockholders approved an amendment to the plan increasing the initial grant to 24,000 shares and the annual grant to 8,000 shares, each vesting over four years. Under the stock issuance program, eligible individuals are allowed to purchase shares of Conductus' common stock at fair market value or for such consideration as the compensation committee deems advisable.

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

    No option may be granted with a term exceeding ten years. However, each such option may be subject to earlier termination within a designated period following the optionee's cessation of service with Conductus.

    A summary of the status of Conductus' stock option plans as of December 31, 1998, 1999 and 2000 and changes during the periods ending on these dates is presented below:

		Options Outstanding
	Available for Grant Under Option Plan
		Shares	Weighted Avg. Exercise Price
Balance, January 1,1998	521,348	1,100,687	$4.68
Granted	(919,296)	919,296	3.26
Exercised	—	(111,955)	0.59
Canceled	887,938	(887,938)	5.53

Balance, December 31, 1998	489,990	1,020,090	$3.55
Additional shares authorized	500,000	—	—
Granted	(1,012,489)	1,012,489	3.52
Exercised	—	(52,875)	3.42
Canceled	180,207	(180,207)	3.72

Balance, December 31, 1999	157,708	1,799,497	$3.52
Additional shares authorized	2,000,000	—	—
Granted	(795,850)	795,850	9.15
Exercised	—	(546,752)	3.20
Canceled	119,194	(119,194)	7.62

Balance, December 31, 2000	1,481,052	1,929,401	$5.70

    At December 31, 1998, 1999 and 2000, options to purchase 221,521, 550,423 and 371,846 shares, respectively, were exercisable and the weighted average prices for the exercisable options were $4.23, $3.81 and $4.17, respectively.

    The following table summarizes information with respect to stock options outstanding at December 31, 2000:

	Options Exercisable
		Weighted Average Remaining Contractual Life (Years)		Options Outstanding
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.56-$1.25	195,248	7.67	$1.20	50,048	$1.06
$1.44-$1.69	223,290	8.09	$1.54	50,942	$1.55
$1.72-$4.63	213,011	7.91	$3.10	73,557	$3.17
$4.75-$5.25	44,050	4.05	$4.92	43,775	$4.92
$5.50	442,193	8.97	$5.50	88,455	$5.50
$5.69	502,500	9.95	$5.69	—	—
$5.75-$15.75	202,234	8.31	$9.44	65,069	$7.01
$15.81-$23.38	70,625	9.35	$17.29	—	—
$24.75	29,000	9.25	$24.75	—	—
$55.50	7,250	9.16	$55.50	—	—

$0.56-$55.50	1,929,401	8.71	$5.70	371,846	$4.17

    The following information concerning Conductus' stock issuance plans is provided in accordance with SFAS No. 123. Conductus, however, continues to apply APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan.

    The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1998, 1999 and 2000.

			1999
	1998				2000
			Group A
	Group A	Group B		Group B	Group A	Group B
Risk-free interest rates	5.36%	5.17%	5.92%	5.47%	6.15%	6.15%
Expected life	3.9 years	6 months	5 years	6 months	4.53 years	6 months
Volatility	1.05	1.05	1.04	1.04	1.29	1.29
Dividend yield	—	—	—	—	—	—

    The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all grants of options to employees, officers, and directors. Group B represents the employees with purchase rights under the Employee Stock Purchase Plan.

    The weighted average fair value of those options granted in 1998, 1999 and 2000 was $3.26, $2.75 and $8.50, respectively. The weighted average fair value of those purchase rights granted in 1998, 1999 and 2000 was $2.34, $0.73 and $3.60, respectively.

    Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, Conductus' net loss and net loss per share would have been as follows:

	1998	1999	2000
Net loss attributable to common stockholders (in thousands)
—As reported	$(7,829)	$(4,070)	$(23,248)
—Proforma	$(9,067)	$(4,651)	$(25,449)
Basic and diluted net loss per share
—As reported	$(1.10)	$(0.57)	$(1.75)
—Proforma	$(1.28)	$(0.65)	$(1.92)

    The above proforma effect may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of equity grants made prior to 1996 or additional future grants.

EMPLOYEE STOCK PURCHASE PLAN:

    The board of directors adopted the Employee Stock Purchase Plan in July 1994. A total of 750,000 shares of common stock are authorized for issuance under the plan as of December 31, 2000. The purpose of the plan is to provide employees of Conductus with a means of acquiring common stock of Conductus through payroll deductions. The purchase price of such stock under the plan cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period. During 1998, 1999, and 2000, employees purchased 28,070, 29,387, and 57,798 shares for a total of approximately $66,000, $48,000 and $197,000, respectively. At December 31, 2000, 424,421 shares were available for future grants under the plan.

STOCKHOLDER RIGHTS PLAN:

    On January 22, 1998, the board of directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share outstanding on February 16, 1998, to the stockholders of record on that date. Each right entitles the registered holder to purchase from Conductus one one-thousandth of a share of Series A Junior participating preferred stock, par value $0.0001 per share, at a price of $29.00 per one one-thousandth of a preferred share, subject to adjustment. The description and terms of the rights are set forth in a stockholders' rights agreement.

9.  401(k) PROFIT SHARING PLAN:

    Conductus has a 401(k) profit sharing plan, which covers substantially all employees. Under the plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Conductus may make discretionary contributions whether or not it has net profits. Conductus made no contributions during the years 1994 through 2000.

10.  INCOME TAXES:

    The components of deferred tax assets are as follows:

	December 31,
	1999	2000
	(in thousands)
Property and equipment, principally due to differences in depreciation	$366	$397
Accrued liabilities and other nondeductible expenses	565	639
Tax credit carryforwards	1,531	1,460
Capitalized research and development costs	691	849
Net operating loss carryforward	15,621	19,954
Valuation allowance	(18,774)	(23,299)

Net deferred tax asset	$—	$—

    Due to the uncertainty surrounding the realization of the deferred tax assets in future tax years, Conductus has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

    As of December 31, 2000, we have federal and California net operating loss carryforwards of approximately $58,300,000 and $13,600,000 available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2002 and 2001, respectively. Conductus also has approximately $866,000 and $471,000 in research and development tax credit available to offset future federal and state income taxes, respectively. The federal tax credits will expire commencing in years 2004 through 2017. The state tax credits may be carried forward to succeeding years until exhausted.

    Conductus' ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to affect future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. In the event Conductus has had such a change in ownership, utilization of the carryforwards could be severely restricted.

11.  BUSINESS SEGMENT AND MAJOR CUSTOMERS:

    Conductus has one reporting segment. Conductus markets its products primarily to customers in the United States and Japan in the wireless industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

    During 1998, 1999 and 2000, all long-lived assets are held in the United States. All contract revenue for 1998, 1999 and 2000 was generated from the United States government. In addition, one customer accounted for 21% of revenue for the year ended December 31, 2000, and another customer accounted for 64% of revenue for the year ended December 31, 1999. No other customers accounted for more than 10% of revenue in the year ended December 31, 1998.

    At December 31, 1999 and 2000, Conductus had accounts receivable from one customer representing 94% and 92% of total accounts receivable, respectively.

    On May 4, 1999, Conductus entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license its high temperature superconductive ("HTS") electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to

Conductus' HTS thin-film technology and other intellectual property for $5,000,000 plus future royalties and will have rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. Upon execution of the agreement, GDIS made an immediate payment to Conductus of $2,900,000. In addition, GDIS began paying Conductus $175,000 on the first day of each month for 12 months beginning on July 1, 1999. Conductus and GDIS also entered into a Cross-License, Supply and Training Agreement under which Conductus and GDIS agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, Conductus agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. As a result of this transaction, Conductus recognized revenues of $5,000,000 for the year ended December 31, 1999.

    Conductus' revenues by geographic area are summarized as follows:

	1998	1999	2000
	(in thousands)
USA	$4,485	$7,526	$2,151
Japan	146	272	—
Rest of the world	58	—	5

	$4,689	$7,798	$2,156

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Conductus, Inc.:

    Our audits of the financial statements referred to in our report dated February 9, 2001, appearing on page 35, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

S-1

SCHEDULE II
CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS

					Column E
	Column B	Column C
Column A				Column D
	Balance at Beginning of Period	Charged to Cost and Expenses	Other Accounts		Balance at End of Period
Description				Deductions
Year ended December 31, 1998:
Allowance for doubtful accounts	$248	$54	$—	$(9)	$293
Year ended December 31, 1999:
Allowance for doubtful accounts	$293	$(53)	$—	$(137)	$103
Year ended December 31, 2000:
Allowance for doubtful accounts	$103	$(13)	$—	$(2)	$104

S-2

EXHIBIT INDEX

Exhibit No	Description
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws.
4.1(3)	Stockholder Rights Plan.
10.1(1)*	1992 Stock Option/Stock Purchase Plan, as amended.
10.2(1)*	1994 Employee Stock Purchase Plan, as amended.
10.3(4)	Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September, 1998, and September 22, 1998, between Conductus and Series B Investors.
10.4(4)	Form of Warrant to Purchase Common Stock between Conductus and Series B Investors.
10.5(5)	Employment Agreement dated May 3, 1994, between Registrant and Mr. Charles E. Shalvoy.
10.6(6)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.7(7)	High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant, Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
10.8(8)†	Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the Registrant and Lucent Technologies Inc.
10.9(4)	Master Lease Agreement between Conductus and Leasing Technologies International, Inc., dated June 15, 1998.
10.10(6)	Lease Agreement dated May 3, 1993, between the Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.11(5)	Lease Agreement dated December 8, 1994, between Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.12(4)†	Master Loan and Security Agreement between Conductus and Transamerica Business Credit Corporation, dated June 26, 1998.
10.13(9)	Silicon Valley Bank Loan and Security Agreement dated April 23, 1998.
10.14(9)	Collateral Assignment, Patent Mortgage and Security Agreement between Conductus and Silicon Valley Bank.
10.15(10)†	Asset Purchase Agreement dated July 9, 1997, between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.
10.16(11)†	License Agreement with General Dynamics, dated May 4, 1999.
10.17(12)	Cross-License, Supply and Training Agreement with General Dynamics, dated May 4, 1999.
10.18(13)	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors.
10.19(13)	Form of Warrant to Purchase Common Stock between Conductus and Series C Investors.
10.20(14)	Common Stock Purchase Agreement dated January 18, 2000, between Conductus and the Investors named therein.
10.21(14)	Building Leases Amendment Letter dated January 31, 2000, between Conductus and the Mozart Development Company.
10.22(15)†	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc.
10.23(15)†	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation.
10.24(15)	Master Equipment Lease Commitment, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.
10.25(15)	Master Equipment Lease, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.

10.26(15)	Warrant to Purchase Common Stock, dated as of September 1, 2000, issued by Conductus to Pentech Financial Services, Inc.
10.27	Loan Modification Agreement dated as of October 30, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.28	Loan Modification Agreement dated as of November 29, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.29	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000.
10.30	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See Page 34).

*
Management compensatory plan or arrangement.

†
Confidential treatment granted as to certain portions of these exhibits.

(1)
Incorporated herein by reference to Conductus' 1993 Annual Report on Form 10-K.

(2)
Incorporated herein by reference to Conductus' Report on Form 8-K, filed with the SEC on January 22, 1998.

(3)
Incorporated herein by reference to Conductus' Registration Statement on Form 8-A (Number 000-19915), filed with the SEC on January 29, 1998.

(4)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on November 16, 1998.

(5)
Incorporated herein by reference to Conductus' 1994 Annual Report on Form 10-K.

(6)
Incorporated herein by reference to Conductus' Registration Statement on Form S-1 (Number 33-64020), filed with the SEC on May 15, 1996, as amended.

(7)
Incorporated herein by reference to Amendment No. 2 to Conductus' Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on June 17, 1996.

(8)
Incorporated herein by reference to Conductus' Registration Statement on Form S-1 (Number 333-3815), filed with the SEC on May 15, 1996, as amended.

(9)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 14, 1998.

(10)
Incorporated herein by reference to Conductus' 1998 Annual Report on Form 10-K.

(11)
Incorporated herein by reference to Conductus' Form 10-Q/A, filed with the SEC on May 27, 1999.

(12)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 17, 1999.

(13)
Incorporated herein by reference to Conductus' 1999 Annual Report on Form 10-K.

(14)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on May 12, 2000.

(15)
Incorporated herein by reference to Conductus' Form 10-Q, filed with the SEC on November 14, 2000.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K