Form 10-Q
period 2001-03-31
CONDUCTUS INC
filed 2001-05-14
CIK 884621

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10–Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the three month period ended March 31, 2001 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to ______

Commission file number  #0–11915

Conductus, Inc. (Exact name of registrant as specified in its charter)
Delaware	77–0162388
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
969 W. Maude Ave., Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)
(408) 523–9950
(Registrant's Telephone Number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common shares outstanding at April 30, 2001: 16,111,917

Total pages:
Index to Exhibits to be found on page

Conductus, Inc
Index

Part I:  Financial Information
Item I:  Financial Statements

Conductus, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,773	$7,202
Short-term investments	1,600	7,965
Accounts receivable, net	985	563
Inventories	5,025	3,273
Prepaid expenses and other current assets	432	341
Total current assets	16,815	19,344
Property and equipment, net	2,707	2,135
Restricted cash	514	514
Other assets	371	390
Total assets	$20,407	$22,383
LIABILITIES
Current liabilities:
Current portion of long-term debt	$547	$597
Accounts payable	3,192	1,477
Other accrued liabilities	1,978	1,523
Total current liabilities	5,717	3,597
Long-term debt, net of current portion	334	—
Total liabilities	6,051	3,597

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	91,228	91,161
Receivable from stockholder	(460)	(460)
Accumulated deficit	(76,414)	(71,917)
Total stockholders’ equity	14,356	18,786
Total liabilities, redeemable equity and stockholders’ equity	$20,407	$22,383

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Condensed Statements Of Operations

(In thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Revenues:
Product	$542	$88
Contract	730	251
Total revenues	1,272	339

Costs and expenses:
Cost of product sales	2,034	701
Research and development	2,261	1,081
Selling, general and administrative	1,662	1,210
Total costs and expense	5,957	2,992

Loss from operations	(4,685)	(2,653)
Interest and other income	229	358
Interest expense	(41)	(63)
Net loss	(4,497)	(2,358)
Dividend accretion and deemed dividend on preferred stock	—	(3,015)
Net loss attributable to common stockholders	$(4,497)	$(5,373)

Net loss per share:
Basic and diluted	$(0.28)	$(0.56)

Shares used in per share calculations:
Basic and diluted	16,087	9,535

The accompanying notes are an integral part of these condensed financial statements.

CONDUCTUS, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(4,497)	$(2,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	187
Amortization of discount on long term debt	10	10
Gain on disposal of equipment	(20)	—
Non-cash charge for warrants vesting upon commercial product sales	40	—
Changes in operating assets and liabilities:
Accounts receivable	(422)	535
Inventories	(1,752)	(314)
Prepaid expenses and other current assets	(91)	210
Other assets	11	—
Accounts payable and other accrued liabilities	2,170	264
Net cash used in operating activities	(4,363)	(1,466)
Cash flows from investing activities:
Maturities of short-term investments	6,365	2,142
Purchases of short-term investments	—	(21)
Acquisition of property and equipment	(238)	(200)
Net proceeds from disposal of property and equipment	20	—
Net cash provided by investing activities	6,147	1,921
Cash flows from financing activities:
Net proceeds from issuance of common stock	27	14,493
Principal payments on long-term debt	(240)	(187)
Net cash provided by (used in) financing activities	(213)	14,306
Net increase in cash and cash equivalents	1,571	14,761
Cash and cash equivalents at beginning of period	7,202	11,957
Cash and cash equivalents at end of period	$8,773	$26,718

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies:

UNAUDITED INTERIM FINANCIAL INFORMATION:

             The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000, and filed with the Securities and Exchange Commission. The unaudited financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 2000, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT PRONOUNCEMENTS:

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards.  SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item, depending on the type of hedge relationship that exists with respect to such derivatives.  In July 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.  SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000.  In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.  SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives.  Conductus has adopted SFAS No. 133 in its quarter ended March 31, 2001, which did not have a material impact on the financial statements.

2.          Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Three Months Ended March 31,
	2001	2000
Conversion of preferred shares to common stock	—	5,736

Conversion of preferred dividend to common stock	—	516

Dividend accretion and deemed dividend on preferred stock	—	3,015

Equipment acquired under capital lease	514	—

3.          Basic and Diluted Net Loss Per Share:

             A reconciliation of the numerator and denominator of the basic and diluted loss per share is provided as follows (in thousands except per share data):

	Three Months Ended March 31,
	2001	2000
Numerator - basic and diluted net loss per share:
Net loss attributable to common stockholders	$(4,497)	$(5,373)

Denominator – basic and diluted net loss
Weighted average common shares outstanding	16,087	9,535

Net loss per share:
Basic and diluted	$(0.28)	$(0.56)

             In the above computations, potentially dilutive common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 1,133,000 and 7,741,000 for the three months ended March 31, 2001 and 2000, respectively.

5.          Inventories:

             Inventories consist of the following (in thousands):

	March 31 2001	December 31, 2000
Raw materials	$3,655	$2,156
Work in process	887	640
Finished goods	483	477
Total	$5,025	$3,273

Item 2: Management's Discussion and Analysis of Financial Condition and  Results of Operations.

             THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.'S (THE "COMPANY" OR "CONDUCTUS") ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

Overview

             We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of March 31, 2001, we had accumulated losses of approximately $76,414,000 and we expect to incur significant additional losses during the remainder of 2001. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

             Total revenues consist of contract and product revenues. Our total revenues increased by 275% to $1,272,000 for the quarter ended March 31, 2001, from $339,000 in the comparable period of 2000. The increase in total revenues from the prior year is primarily due to increases in both product and contract revenues.  Product revenues increased by 516% to $542,000, compared to product revenues of $88,000 for the comparable period of 2000, and contract revenues increased by 191% to $730,000, compared to contract revenues of $251,000 for the first quarter of 2000.  The increase in product revenues is primarily due to increased unit shipments during the comparison periods.  Product revenues for the quarter ended March 31, 2001, were offset by non-cash sales discounts in the amount of $40,000 related to the fair market value of 15,760 warrants, which vested during the first quarter, 2001.  The increase in contract revenues is due to increases related to the new contracts, which started in late 2000 and early 2001.

             Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $2,034,000 for the period ended March 31, 2001, compared to $701,000 for the comparable period of 2000.  This increase in cost and corresponding decrease in gross margin is primarily attributable to an increase in expenses relating to continued development of the Company's manufacturing infrastructure to meet future demand, and to a lesser extent to a write off of obsolete inventory.

             Research and development expenses include both externally and internally funded projects. Research and development expenses were $2,261,000 in the quarter ended March 31, 2001, compared to $1,081,000 in the comparable period of the prior year. Research and development, as a percentage of revenue, represented 178% and 319% in the quarters ended March 31, 2001 and 2000, respectively. The increase in research and development expenses was primarily attributable to an increase in personnel related spending due to increased head count, increased spending on internally funded projects related to new product development and an increase in spending on externally funded research and development contracts. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products and, as a result, anticipate increases in research and development expenses compared to the prior year.

             Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,662,000 and $1,210,000 in the quarters ended March 31, 2001 and 2000, respectively. The increase in spending was primarily due to increases in sales, marketing and administrative headcount, recruiting costs, travel and tradeshow expenses compared to the prior year. We expect sales and marketing expenses to continue to increase during 2001 to the extent we increase sales of commercial products.

             Interest expense was $41,000 and $63,000 for the periods ended March 31, 2001 and 2000, respectively. Interest charges related primarily to our loan from a leasing company as well as our bank term loan. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

             Interest and other income were $229,000 and $358,000 for the periods ended March 31, 2001 and 2000, respectively. The decrease in interest income was primarily the result of lower average cash balances in 2001 compared to 2000.

             We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

             As of March 31, 2001, our aggregate cash, cash equivalents and short-term investments, excluding $514,000 of restricted cash, totaled $10,373,000, compared to $15,167,000 as of December 31, 2000.  Additionally, we have entered into a bank line of credit facility and equipment lease line.  The bank line of credit is subject to renewal in 2001 and the equipment lease line expires in 2001.  We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables and we may purchase up to $2,000,000 in capital equipment under the equipment line.  As of March 31, 2001, we have used $267,000 under the equipment line of credit of which $257,000 is still outstanding.

             Net cash used in operations was $4,363,000 during the quarter ended March 31, 2001. Net cash used in operations was primarily the result of the net loss of $4,497,000, an increase in accounts receivable and inventories of $422,000 and $1,752,000, respectively.  Net cash from operations was partially offset by the effect of non-cash charges of $218,000 and an increase in accounts payable of  $2,170,000 during the quarter. We anticipate that we will incur significant additional net losses during 2001 and anticipate that our accounts receivable and inventories may increase during 2001. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2001.  We have purchased inventory during the quarter to support our projected sales during 2001 and to secure volume discounts.  The increase in accounts payable is principally a result of inventory purchases.  Should actual sales for 2001 be less than our projections, the carrying value of inventory may be adversely affected.

             Net cash provided by investing activities was $6,147,000 during the quarter ended March 31, 2001. The balance was primarily related to the proceeds from sales of short-term investments during the quarter partially offset by investments in additional property and equipment of $238,000. We anticipate significant spending on capital expenditures during the remainder of 2001.

             Net cash used in financing activities was $213,000 during the quarter ended March 31, 2001, and was primarily the result of principal payments on long-term debt.

             All of our credit arrangements contain reporting and financial covenants that we are required to satisfy. We cannot assure you that we will satisfy all such covenants in the future. We cannot assure you that if we default on any of the covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, no further amounts would be advanced to us under any facility, the entire amounts outstanding could become due and payable immediately upon default, and those assets that are collateral could be seized, unless such default is waived by the lender.

             To date we have received limited revenues from product sales. The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish commercial-scale manufacturing and to market these products. We expect to use significant amounts of cash for capital equipment and to support operations until product revenues increase. Our future capital requirements will depend on many factors, including:

             • continued progress in our research and development programs,

             • the magnitude of these programs,

             • the time and cost involved in obtaining any required regulatory approvals,

             • the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents,

             • successful completion of technological, manufacturing and market requirements,

             • changes in existing research relationships,

             • the availability of funding under government contracts,

             • our ability to establish collaborative arrangements, and

             • the cost of manufacturing scale-up and the amount and timing of future revenues.

             We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts will satisfy our projected working capital and other cash requirements through the fiscal year 2001. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

             Conductus’ general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  Our exposure to financial market risks relates primarily to our exposure to the impact of changes in interest rates on our fixed income investment portfolio and long-term debt obligations.

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

Debt Obligations

             Conductus’ outstanding debt consists of term loan obligations that are primarily based on fixed rates.  Therefore, our exposure to changes in interest rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

Part II: Other Information

Item 1:	Legal Proceedings
Not Applicable.
Item 2:	Changes in Securities
Not Applicable.
Item 3:	Default Upon Senior Securities
Not Applicable .
Item 4:	Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5:	Other Information
Not Applicable.

Item 6:	Exhibits and Reports on Form 8-K
(A) Exhibits
None
(B) Reports on Form 8-K.
The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.
Registrant

Dated: May 11, 2001	/s/ Ron Wilderink
Ron Wilderink
Vice President of Finance Chief Financial Officer and Secretary

/s/ Charles E. Shalvoy
Charles E. Shalvoy
President and Chief Executive Officer and Duly Authorized Officer