Form 10-Q
period 2001-06-30
CONDUCTUS INC
filed 2001-08-13
CIK 884621

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10–Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to ______
Commission file number 0–11915 Conductus, Inc. (Exact name of registrant as specified in its charter)
Delaware	77–0162388

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
969 W. Maude Ave., Sunnyvale, California	94085

(Address of principal executive offices)	(Zip Code)
(408) 523–9950

(Registrant's Telephone Number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    ☒    No   ☐

As of July 31, 2001, there were 18,705,899 shares of the registrant's common stock outstanding

Total pages:
Index to Exhibits to be found on page

Conductus, Inc
Index

Part I:  Financial Information
Item I:  Financial Statements

Conductus, Inc.
Condensed Balance Sheets

(In thousands)
(Unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$13,060	$7,202
Short-term investments	3,687	7,965
Accounts receivable, net	1,329	563
Inventories	4,854	3,273
Prepaid expenses and other current assets	366	341

Total current assets	23,296	19,344
Property and equipment, net	3,166	2,135
Restricted cash	514	514
Other assets	281	390

Total assets	$27,257	$22,383

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital leases	$160	$597
Accounts payable	2,974	1,477
Other accrued liabilities	2,203	1,523

Total current liabilities	5,337	3,597
Long-term debt and capital leases, net of current portion	292	—

Total liabilities	5,629	3,597

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	103,316	91,161
Receivable from stockholder	(460)	(460)
Accumulated deficit	(81,230)	(71,917)
Total stockholders’ equity	21,628	18,786

Total liabilities and stockholders’ equity	$27,257	$22,383

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.
Condensed Statements Of Operations

(In thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Product	$752	$46	$1,294	$134
Contract	954	191	1,684	442

Total revenues	1,706	237	2,978	576

Operating costs and expenses:
Cost of product revenue	2,671	1,352	4,705	2,053
Research and development	2,195	1,207	4,456	2,288
Selling, general and administrative	1,821	1,520	3,483	2,730

Total operating costs and expense	6,687	4,079	12,644	7,071

Loss from operations	(4,981)	(3,842)	(9,666)	(6,495)
Interest and other income	197	456	425	815
Interest expense	(32)	(57)	(72)	(121)

Net loss before taxes	(4,816)	(3,443)	(9,313)	(5,801)
Provision for income taxes	—	(1)	—	(1)

Net loss	(4,816)	(3,444)	(9,313)	(5,802)
Dividend accretion and deemed dividend on preferred stock	—	(5,075)	—	(8,090)

Net loss attributable to common stockholders	$(4,816)	$(8,519)	$(9,313)	$(13,892)

Net loss per share:
Basic and diluted	$(0.29)	$(0.70)	$(0.57)	$(1.28)

Shares used in per share calculations:
Basic and diluted	16,626	12,126	16,358	10,831

The accompanying notes are an integral part of these condensed financial statements.

CONDUCTUS, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(9,313)	$(5,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	303
Amortization of discount on long term debt	14	20
Gain on disposal of equipment	(80)	—
Non-cash charge for warrants vesting upon commercial product sales	110	—
Changes in operating assets and liabilities:
Accounts receivable	(766)	1,079
Inventories	(1,581)	(1,627)
Prepaid expenses and other current assets	44	126
Accounts payable and other accrued liabilities	2,177	(103)

Net cash used in operating activities	(9,017)	(6,004)

Cash flows from investing activities:
Maturities of short-term investments	8,027	2,142
Purchases of short-term investments	(3,750)	(21)
Acquisition of property and equipment	(852)	(495)
Net proceeds from disposal of property and equipment	80	—

Net cash provided by investing activities	3,505	1,626

Cash flows from financing activities:
Net proceeds from issuance of common stock	12,044	15,364
Principal payments on long-term debt and capital leases	(674)	(381)

Net cash provided by financing activities	11,370	14,983

Net increase in cash and cash equivalents	5,858	10,605
Cash and cash equivalents at beginning of period	7,202	11,957

Cash and cash equivalents at end of period	$13,060	$22,562

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies:

UNAUDITED INTERIM FINANCIAL INFORMATION:

             The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000, and filed with the Securities and Exchange Commission. The unaudited financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2000, balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

RECENT PRONOUNCEMENTS:

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

2.          Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Six Months Ended June 30,
	2001	2000

Conversion of preferred shares to common stock	—	$18,417

Conversion of preferred dividend to common stock	—	$517

Dividend accretion and deemed dividend on preferred stock	—	$8,090

Equipment acquired under capital lease	$514	—

3.          Basic and Diluted Net Loss Per Share:

             A reconciliation of the numerator and denominator of the basic and diluted loss per share is provided as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Numerator - basic and diluted net loss per share:
Net loss attributable to common stockholders	$(4,816)	$(8,519)	$(9,313)	$(13,892)

Denominator – basic and diluted net loss
Weighted average common shares outstanding	16,626	12,126	16,358	10,831

Net loss per share:
Basic and diluted	$(0.29)	$(0.70)	$(0.57)	$(1.28)

             In the above computations, potentially dilutive common equivalent shares are excluded from the diluted loss per share as their effect is anti-dilutive. Common equivalent shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 925,000 and 5,235,000 for the three months ended June 30, 2001 and 2000, respectively and 1,016,000 and 6,494,000 for the six months ended June 30, 2001 and 2000, respectively.

5.          Inventories:

             Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Raw materials	$2,986	$2,156
Work in process	1,201	640
Finished goods	667	477

Total	$4,854	$3,273

6.          Stockholders Equity:

             In June, 2001 the Company completed a private placement of 2,556,000 at $5.00 per share.  After deducting commissions and expenses the company received proceeds of $11.9 million.

7.          Subsequent Event:

             On July 17, 2001, ISCO International filed a complaint in U.S. District Court for the District of Delaware alleging that Conductus’ ClearSite products infringe its U.S. patent 6,263,215.  The complaint seeks a preliminary and permanent injunction, unspecified damages and attorneys’ fees.  On August 6, 2001, Conductus answered the complaint and filed counterclaims for declaratory judgments of non-infringement and invalidity. After review of the patent and other relevant facts, Conductus believes that it does not infringe any valid claim of the patent.  However, the outcome of complex litigation is uncertain and cannot be predicted.  Any adverse result in this litigation could have a material adverse effect on our financial condition and results of operations.

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

Overview

             We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of June 30, 2001, we had accumulated losses of approximately $81,230,000 and we expect to incur significant additional losses during the remainder of 2001. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs. Results of Operations

             Total revenues consist of contract and product revenues. Our total revenues increased by 620% to $1,706,000 for the quarter ended June 30, 2001, from $237,000 in the comparable period of 2000. Revenues for the six-month period ended June 30, 2001 were $2,978,000, which represents a 417% increase over the comparable period of 2000.  Product revenues for the quarter ended June 30, 2001 increased by 1535% to $752,000, compared to product revenues of $46,000 for the comparable period of 2000, and for the six months ended June 30, 2001 product revenues increased by 866% to $1,294,000 from $134,000 for the comparable period of 2000.  The increase in product revenues is primarily due to increased unit shipments during the comparison periods.  Product revenues for the quarter and six months ended June 30, 2001, were offset by non-cash sales discounts in the amount of $70,000 and $110,000, respectively.  The non-cash sales discounts related to the fair market value of 26,820 and 42,580 warrants, which vested during the second quarter and first half of 2001, respectively.  Contract revenues increased by 399% to $954,000, compared to contract revenues of $191,000 for the second quarter of 2000.  For the six months ended June 30, 2001 contract revenues increased 281% to $1,684,000 over the comparable period of 2000.  The increase in contract revenues is due primarily to an increase in the level of activity related to new contracts, which were awarded in late 2000 and early 2001.

             Cost of product sales was primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales was $2,671,000 for the quarter ended June 30, 2001, compared to $1,352,000 for the comparable period of 2000.  Cost of product sales was $4,705,000 for the first six months of 2001 compared to $2,053,000 for the comparable period of 2000.  This increase in cost and corresponding decrease in gross margin is primarily attributable to an increase in expenses relating to continued development of the Company's manufacturing infrastructure to meet future demand, increased product shipments, and to a lesser extent to a write-off of obsolete inventory.

             Research and development expenses include both externally and internally funded projects. Research and development expenses were $2,195,000 in the quarter ended June 30, 2001, compared to $1,207,000 in the comparable period of the prior year.   For the six months ended June 30, 2001 and 2000 research and development expenses were $4,456,000 and $2,288,000, respectively.  Research and development as a percentage of revenue for the six months ended June 30, 2001 and 2000 were 150% and 397%, respectively.  The increase in research and development expenses was primarily attributable to an increase in personnel related spending due to increased headcount, increased spending on internally funded projects related to new product development and an increase in spending on externally funded research and development contracts. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products and, as a result, anticipate increases in research and development expenses compared to the prior year.

             Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,821,000 and $1,520,000 in the quarters ended June 30, 2001 and 2000, respectively and $3,483,000 and $2,730,000 for the six-month period ended June 30, 2001 and 2000, respectively. The increase in spending was primarily due to increases in sales, marketing and administrative headcount, recruiting costs, travel and tradeshow expenses compared to the prior year. We expect sales and marketing expenses to continue to increase during 2001 to the extent we increase sales of commercial products.

             Interest and other income were $197,000 and $456,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 interest and other income were $425,000 and $815,000 respectively.  The decrease in interest income was primarily the result of lower average cash balances in 2001 compared to 2000.

             Interest expense was $32,000 and $57,000 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 interest charges were $72,000 and $121,000, respectively.  Interest charges related primarily to our loan from a leasing company. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

             We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

             As of June 30, 2001, our aggregate cash, cash equivalents and short-term investments, excluding $514,000 of restricted cash, totaled $16,748,000, compared to $15,167,000 as of December 31, 2000.  Additionally, we have entered into a bank line of credit facility.  The bank line of credit is subject to renewal in November 2001.  We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables.

             Net cash used in operations was $9,017,000 during the six months ended June 30, 2001. Net cash used in operations was primarily the result of the net loss of $9,313,000 and an increase in accounts receivable and inventories of $766,000 and $1,581,000, respectively.  Net cash from operations was partially offset by the effect of non-cash charges of $502,000 for depreciation, amortization and warrants vesting upon commercial product sales and an increase in accounts payable of  $2,177,000 during the first six months of 2001. We anticipate that we will incur significant additional net losses during 2001 and anticipate that our accounts receivable may increase during 2001. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2001.  We have purchased inventory during the first six months of 2001 to support our projected sales during 2001 and 2002 and to secure volume discounts.  The increase in accounts payable is principally a result of inventory purchases.  Should actual sales for 2001 be less than our projections, the carrying value of inventory may be adversely affected.

             Net cash provided by investing activities was $3,505,000 during the six months ended June 30, 2001. The balance was primarily related to the proceeds from sales of short-term investments during the period partially offset by investments in additional property and equipment of $852,000. We anticipate significant spending on capital expenditures during the remainder of 2001.

             Net cash provided  by financing activities was $11,370,000 during the six months ended June 30, 2001, and was primarily the result of  $12,700,000 less offering expenses of approximately $857,000 received from the issuance of 2,540,000 shares of common stock at $5.00 per share in June 2001 partially offset by principal payments on long-term debt.

             Our credit arrangements contain reporting and financial covenants that we are required to satisfy. We cannot assure you that we will satisfy all such covenants in the future. We cannot assure you that if we default on any of the covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, no further amounts would be advanced to us under any facility, the entire amounts outstanding could become due and payable immediately, and those assets that are collateral could be seized, unless the lender waives such default.

             To date, we have received limited revenues from product sales. The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish commercial-scale manufacturing and to market these products. We expect to use significant amounts of cash for capital equipment and to support operations until product revenues increase. Our future capital requirements will depend on many factors, including:

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

             We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts will satisfy our projected working capital and other cash requirements through the next 12 months. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then.

Recent Prouncements:

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

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

Fixed Income Investments

             The primary objective of our investment activities is to preserve our principal while maximizing yields without significantly increasing risk.  To achieve this objective, we maintain a portfolio that consists primarily of short-term, high-quality commercial paper and foreign debt.  All of our fixed income investments have maturities of less than two years.  Hence, our exposure related to changes in interest rates is somewhat limited due to the short-term nature of our portfolio.  We do not use derivative financial instruments in our investment portfolio.

Debt Obligations

             Conductus’ outstanding debt consists of term loan obligations that are primarily based on fixed rates.  Therefore, our exposure to changes in interest rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

Part II:  Other Information

Item 1:              Legal Proceedings.

             Not applicable.

Item 2:              Changes in Securities and use of Proceeds.

On June 13, 2001, the Company completed a private placement of 2,556,000 shares of its common stock to selected institutional and other accredited investors.  Such issuance was exempt from registration under the Security Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereof because there were no more than 35 purchasers and the terms and conditions of Rules 501 and 502 were met.  No underwriters were involved and no underwriter discount or commissions were involved.  The aggregate offering price was $12,780,000.  Commissions and finders fees totaled $585,000, resulting in a net to the Company of approximately $12 million.  On July 6, 2001, the Company filed a registration statement on Form S-3 to register the shares sold in the private placement, as well as shares that would issue from the exercise of a warrant issued in a separate transaction.  The registration statement became effective on July 17, 2001.

Item 3:              Default Upon Senior Securities.

             Not Applicable.

Item 4:              Submission of Matters to a Vote of Security Holders.

             The Annual Meeting of Stockholders was held on May 24, 2001.

 (a)  The meeting included the election of the Board of Directors, submitted as Proposal No. 1, whose names are as follows:

John F. Shoch, Ph.D.
Robert M. Janowiak
Martin A. Kaplan
Charles E. Shalvoy
David L. Short

 (b)  Other matters voted upon at the stockholders meeting were:

Proposal No. 2:  Approval of amendment to and restatement of the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 25,000,000 to 40,000,000;

Proposal No. 3:  Adoption of the Company's 2001 Stock Option/Stock Issuance Plan

Proposal No. 4:  Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ended December 31, 2001.

Shares of common stock voted as follows:

	Votes For	Votes Withheld

Proposal No. 1
(Election of Board of Directors)
John F. Shoch	14,999,028	255,275
Robert M. Janowiak	14,995,878	258,425
Martin A. Kaplan	14,997,378	256,925
Charles E. Shalvoy	14,820,978	433,325
David L. Short	14,993,678	260,625

	Votes For	Votes Against	Abstaining

Proposal No. 2
(Amendment and restatement of the Company’s Restated Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 25,000,000 to 40,000,000)	14,039,099	1,206,005	9,199

Proposal No. 3
(Adoption of the Company's 2001 Stock Option/Stock Issuance Plan):	6,03,671	1,912,087	7,226,875

ProposalNo. 4
(Approval of the selection of PriceWatershouse-Coopers to serve as the Company's independent auditors for the fiscal year ending December 31, 2001)	15,175,148	68,779	10,376

Item 5:              Other Information.

             Not Applicable.

Item 6:              Exhibits and Reports on Form 8-K

(A) Exhibits
10.1      Form of Common Stock Purchase Agreement, dated as of June 13, 2001, between the Company and the investors set forth on the signature page thereto, which is incorporated herein by reference to the Company's report on form 8-K filed with the SEC on July 3, 2001.

(B) Reports on Form 8-K.

             The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.

Registrant

Dated: August 13, 2001	/s/ Ron Wilderink

Ron Wilderink
Vice President of Finance Chief Financial Officer and Secretary

/s/ Charles E. Shalvoy

Charles E. Shalvoy
President and Chief Executive Officer and Duly Authorized Officer