Form 10-Q
period 2001-09-30
CONDUCTUS INC
filed 2001-11-13
CIK 884621

United States
Securities and Exchange Commission

Washington, DC 20549

FORM 10–Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

As of October 31, 2001, there were 18,715,767 shares of the registrant's common stock outstanding.

Total pages:
Index to Exhibits to be found on page

Conductus, Inc
Index

Part I:  Financial Information

Item I:  Financial Statements

Conductus, Inc.
Condensed Balance Sheets

(In thousands)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$8,027	$7,202
Short-term investments	2,691	7,965
Accounts receivable, net	1,438	563
Inventories, net	4,394	3,273
Prepaid expenses and other current assets	356	341
Total current assets	16,906	19,344

Property and equipment, net	3,387	2,135
Restricted cash	514	514
Other assets	621	390
Total assets	$21,428	$22,383

LIABILITIES
Current liabilities:
Current portion of long-term debt and capital leases	$165	$597
Accounts payable	1,985	1,477
Other accrued liabilities	2,474	1,523

Total current liabilities	4,624	3,597
Long-term debt and capital leases, net of current portion	249	—

Total liabilities	4,873	3,597

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	103,418	91,161
Receivable from stockholder	(460)	(460)
Accumulated deficit	(86,405)	(71,917)
Total stockholders’ equity	16,555	18,786

Total liabilities and stockholders’ equity	$21,428	$22,383

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.
Condensed Statements Of Operations

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product	$703	$192	$1,997	$326
Contract	1,170	397	2,854	839
Total revenues	1,873	589	4,851	1,165

Operating costs and expenses:
Cost of product revenues	3,049	1,467	7,754	3,520
Research and development	2,212	1,490	6,668	3,778
Selling, general and administrative	1,901	1,335	5,384	4,065
Total operating costs and expense	7,162	4,292	19,806	11,363

Loss from operations	(5,289)	(3,703)	(14,955)	(10,198)
Interest and other income	140	375	566	1,190
Interest expense	(26)	(49)	(99)	(170)
Net loss before taxes	(5,175)	(3,377)	(14,488)	(9,178)
Provision for income taxes	—	—	—	(1)
Net loss	(5,175)	(3,377)	(14,488)	(9,179)
Dividend accretion and deemed dividend on preferred stock	—	—	—	(8,090)
Net loss attributable to common stockholders	$(5,175)	$(3,377)	$(14,488)	$(17,269)
Net loss per share:
Basic and diluted	$(0.28)	$(0.22)	$(0.84)	$(1.39)
Shares used in per share calculations:
Basic and diluted	18,710	15,656	17,150	12,452

The accompanying notes are an integral part of these condensed financial statements.

CONDUCTUS, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(14,488)	$(9,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	454
Amortization of discount on long-term debt	15	30
Gain on disposal of equipment	(80)	(108)
Non-cash charge for warrants vesting upon commercial product sales	114	96
Changes in operating assets and liabilities:
Accounts receivable, net	(875)	783
Inventories, net	(1,121)	(1,064)
Prepaid expenses and other assets	(310)	104
Accounts payable and other accrued liabilities	1,459	(115)
Net cash used in operating activities	(14,683)	(8,999)

Cash flows from investing activities:
Maturities of short-term investments	9,027	2,142
Purchases of short-term investments	(3,753)	(314)
Acquisition of property and equipment and deposit on capital lease	(1,277)	(997)
Net proceeds from disposal of property and equipment	80	58
Net cash provided by investing activities	4,077	889

Cash flows from financing activities:
Net proceeds from issuance of common stock	12,143	16,696
Preferred dividend payments	—	(502)
Principal payments on long-term debt and capital leases	(712)	(582)
Net cash provided by financing activities	11,431	15,612

Net increase in cash and cash equivalents	825	7,502
Cash and cash equivalents at beginning of period	7,202	11,957

Cash and cash equivalents at end of period	$8,027	$19,459

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies:

UNAUDITED INTERIM FINANCIAL INFORMATION:

             The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2000, and filed with the Securities and Exchange Commission. The unaudited financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

RECENT PRONOUNCEMENTS:

             In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.  The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

2.             Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Nine Months Ended September 30,
	2001	2000
Conversion of preferred shares to common stock	—	$18,417

Conversion of preferred dividend to common stock	—	$517

Dividend accretion and deemed dividend on preferred stock	—	$8,090

Equipment acquired under capital lease	$514	—

3.          Basic and Diluted Net Loss Per Share:

             A reconciliation of the numerator and denominator of the basic and diluted loss per share is provided as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator - basic and diluted net loss per share:
Net loss attributable to common stockholders	$(5,175)	$(3,377)	$(14,488)	$(17,269)

Denominator – basic and diluted net loss
Weighted average common shares outstanding	18,710	15,656	17,150	12,452

Net loss per share:
Basic and diluted	$(0.28)	$(0.22)	$(0.84)	$(1.39)

             In the above computations, dilutive potential common shares are excluded from the diluted loss per share as their effect is anti-dilutive.  Dilutive potential common shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 842,000 and 1,790,000 for the three months ended September 30, 2001 and 2000, respectively, and 935,000 and 4,925,000 for the nine months ended September 30, 2001 and 2000, respectively.

5.             Inventories, net:

             Inventories, net consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$2,688	$2,156
Work in process	1,004	640
Finished goods	702	477
Total	$4,394	$3,273

6.               Legal Proceedings:

On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, Inc. (the "Company") alleging that the Company's current base station front-end systems, containing cryogenically cooled superconducting filters, infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001.  On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement.  The complaint seeks injunctive relief and damages for infringement.  Conductus has denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct.  Conductus has filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition.  Conductus believes that ISCO’s claims are without merit and is defending itself vigorously.

As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

             THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS OF CONDUCTUS, INC. (THE "COMPANY" OR "CONDUCTUS") MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" IN PART 1 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

Overview

             We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of September 30, 2001, we had accumulated losses of approximately $86,405,000 and we expect to incur significant additional losses during the remainder of 2001. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. We do not expect to recognize meaningful product sales until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

Results of Operations

             Total revenues consist of contract and product revenues. Our total revenues increased by 218% to $1,873,000 for the quarter ended September 30, 2001, from $589,000 in the comparable period of 2000. Revenues for the nine-month period ended September 30, 2001 were $4,851,000, which represents a 316% increase over the comparable period of 2000.  Product revenues for the quarter ended September 30, 2001 increased by 266% to $703,000, compared to product revenues of $192,000 for the comparable period of 2000, and for the nine months ended September 30, 2001 product revenues increased by 513% to $1,997,000 from $326,000 for the comparable period of 2000.  The increase in product revenues is primarily due to the increase in the number of units sold and the shipment of products with higher average selling prices during the comparison periods.  Product revenues for the quarter and nine months ended September 30, 2001 were offset by non-cash sales discounts in the amount of $4,000 and $114,000, respectively.  The non-cash sales discounts related to the fair market value of 2,800 and 45,380 warrants, which vested during the three and nine months ended September 30, 2001, respectively.  This compares with non-cash sales discounts for the three and nine months ended September 30, 2000 of $96,000, which related to the fair market value of 11,200 warrants.

Contract revenues increased by 195% to $1,170,000 for the quarter ended September 30, 2001, compared to contract revenues of $397,000 for the third quarter of 2000.  For the nine months ended September 30, 2001 contract revenues increased 240% from $839,000 in 2000 to $2,854,000 in 2001.  The increase in contract revenues is due primarily to an increase in the level of activity related to new contracts, which were awarded in late 2000 and early 2001.

             Cost of product revenues was primarily composed of direct costs and overhead costs related to our wireless telecommunications products. Cost of product revenues was $3,049,000 for the quarter ended September 30, 2001, compared to $1,467,000 for the comparable period of 2000.  Cost of product revenues was $7,754,000 for the first nine months of 2001 compared to $3,520,000 for the comparable period of 2000.  The increase during the comparison periods is primarily the result of charges related to write-downs of excess and obsolete inventory, an increase in the level of product shipments and an increase in costs and expenses related to the development of the Company's manufacturing infrastructure to meet future demand.

             Research and development expenses include both externally and internally funded projects. Research and development expenses were $2,212,000 in the quarter ended September 30, 2001, compared to $1,490,000 in the comparable period of the prior year.   For the nine months ended September 30, 2001 and 2000, research and development expenses were $6,668,000 and $3,778,000, respectively.  Research and development expenses as a percentage of revenue for the nine months ended September 30, 2001 and 2000 were 137% and 324%, respectively.  The increase in research and development expenses was primarily attributable to an increase in spending on externally funded research and development contracts as well as an increase in spending on headcount, and other costs to support internally funded projects related to new product development. We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products.

             Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses were $1,901,000 and $1,335,000 in the quarters ended September 30, 2001 and 2000, respectively, and $5,384,000 and $4,065,000 for the nine months ended September 30, 2001 and 2000, respectively. Selling, general and administrative expenses as a percentage of revenue for the nine months ended September 30, 2001 and 2000 were 111% and 349%, respectively.  The increase in spending during the comparison periods was primarily due to increases in personnel related costs, legal expenses associated with the ISCO International, Inc. patent suit and to a lesser extent recruiting, travel and tradeshow expenses.

             Interest and other income were $140,000 and $375,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, interest and other income were $566,000 and $1,190,000 respectively.  The decrease in interest income was primarily the result of lower average cash balances in 2001 compared to 2000.

             Interest expense was $26,000 and $49,000 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, interest charges were $99,000 and $170,000, respectively.  Interest charges related primarily to our loan from an equipment leasing company. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

             We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

             As of September 30, 2001, our aggregate cash, cash equivalents and short-term investments, excluding $514,000 of restricted cash, totaled $10,718,000, compared to $15,167,000 as of December 31, 2000.  Additionally, we have a bank line of credit facility that is subject to renewal at the end of November 2001.  We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables.

             Net cash used in operations was $14,683,000 during the nine months ended September 30, 2001.  This was primarily the result of the net loss of $14,488,000 and an increase in accounts receivable and inventories of $875,000 and $1,121,000, respectively, offset by the effect of non-cash charges of $732,000 for depreciation, amortization and warrants vesting upon commercial product sales and an increase in accounts payable of $1,459,000. The increase in accounts payable is principally a result of inventory purchases of approximately $4,527,000 of inventory made to support our projected sales during 2001 and 2002 and to secure volume discounts.   Should actual sales for 2001 be less than our projections, the carrying value of inventory may be adversely affected.

We anticipate that we will incur significant additional net losses during 2001, and accordingly we anticipate the use of additional cash in operating activities during the remainder of 2001.

             Net cash provided by investing activities was $4,077,000 during the nine months ended September 30, 2001. This was primarily related to the proceeds from sales of short-term investments during the period, partially offset by investments in additional property and equipment of $1,277,000. We do not anticipate significant spending on capital expenditures during the remainder of 2001.

             Net cash provided by financing activities was $11,431,000 during the nine months ended September 30, 2001.  This was primarily the result of  $12,780,000 received from the issuance of 2,556,000 shares of common stock at $5.00 per share in June 2001, less offering expenses of approximately $857,000, partially offset by principal payments on long-term debt of $712,000.

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

             We anticipate that existing sources of liquidity and anticipated revenue, primarily from government contracts, will satisfy our projected working capital and other cash requirements through the first half of 2002. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in depletion of our cash balances and other sources of liquidity before then.  Based on our expected cash usage, we anticipate that we will require additional funds to support operations beyond the first half of 2002 and we are currently reviewing various funding alternatives.

Recent Pronouncements:

             In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on its financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.  The Company believes that the adoption of SFAS 144 will not have a significant impact on its financial statements.

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

Part II:  Other Information

Item 1:             Legal Proceedings.

             On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, Inc. (the "Company") alleging that the Company's current base station front-end systems, containing cryogenically cooled superconducting filters, infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001.  On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement.  The complaint seeks injunctive relief and damages for infringement.  Conductus has denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct.  Conductus has filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition.  Conductus believes that ISCO’s claims are without merit and is defending itself vigorously.

Item 2:             Changes in Securities and use of Proceeds.

Not applicable.

Item 3:             Default Upon Senior Securities.

             Not Applicable.

Item 4:             Submission of Matters to a Vote of Security Holders.

             Not Applicable.

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

(B) Reports on Form 8-K.

             On July 3, 2001, the Company filed a report on Form 8-K, announcing under Item 5, that it had received a new equity financing in the amount of $12.7 million to further support the commercialization of its Clearsite(r) products for the growing wireless communications market.

             On July 23, 2001, the Company filed a report on Form 8-K, reporting that on July 17, 2001, ISCO International, Inc. ("ISCO") had filed a complaint in the United District Court for the District of Delaware against the Company, alleging that the Company's current base station front-end systems, containing cryogenically cooled superconducting filters, infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems.”

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.

Registrant

Dated: November 13, 2001	/s/ Ron Wilderink

Ron Wilderink

Vice President of Finance Chief Financial Officer and Secretary

/s/ Charles E. Shalvoy

Charles E. Shalvoy

President and Chief Executive Officer and Duly Authorized Officer