Form 10-K
period 2001-12-31
CONDUCTUS INC
filed 2002-03-28
CIK 884621

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11915

CONDUCTUS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0162388 (I.R.S. Employer Identification No.)
969 W. Maude Avenue Sunnyvale, California 94085 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (408) 523-9950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.0001 par value

Preferred Share Purchase Right, $0.0001 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of February 28, 2002, was approximately $25.3 million based on the closing sale price of Conductus' Common Stock, as reported by the Nasdaq National Market on February 28, 2002. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. On February 28, 2002, approximately 18.8 million shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference in those parts of this Annual Report on Form 10-K as set forth below, but only to the extent specifically stated in such parts hereof:

(1)
Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders scheduled to be held on May 30, 2002, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

        THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K AND IN REPORTS INCORPORATED BY REFERENCE THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT EXPECTATIONS REGARDING OUR COMPANY'S FUTURE RESULTS OF OPERATIONS AND PERFORMANCE AND ACHIEVEMENTS. WE HAVE TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, SUCH AS THOSE SET FORTH UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WHICH COULD CAUSE OUR FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, ANY OF THESE STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE TO ANY SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Overview

        We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide wireless telecommunications market. From our incorporation in 1987 to 1997, we developed materials and processes for high-temperature superconductor technology and researched potential applications for the technology. These efforts were sponsored in part by government research and development contract funding. We initiated commercial product shipments in 1992 addressing multiple markets, including the communications, health care and instrumentation markets. In late 1996, we made the strategic decision to focus on the rapidly growing telecommunications market. In the third quarter of 1997, we completed two organizational changes aimed at focusing on wireless communications. We closed our Instrument and Systems division and sold our nuclear magnetic resonance ("NMR") spectroscopy probe business. In mid-1999, we licensed our remaining instrumentation business to another firm. Research and development efforts are now focused on developing applications for the communications market.

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

        Our ClearSite products are designed for use with TDMA, CDMA, GSM and analog base stations. They may be installed as part of a new base station, or as a retrofit for existing base stations. In 2001, we introduced our ClearSite 2100 line of front-end receiver systems. ClearSite 2100 systems are available in both omni and three-sector configurations, and can be retrofitted in existing cell sites resulting in immediate performance improvements, or can be deployed in new network build outs.

        In addition to our products for the wireless communications infrastructure market, we design, manufacture and sell products for the government market. These specialized products use many of the same technologies used in our commercial products and, thus, complement our commercial product line.

Industry Background

        The wireless communications market is both global and growing. According to the Cellular Telecommunications Industry Association and analyst reports, at the end of 2001 there were over 940 million wireless subscribers worldwide and this number is expected to exceed 1.6 billion subscribers by 2006. In addition, the volume of traffic, as measured in minutes of use per day, is expected to grow from a level of less than 1.6 billion per day at the end of 2001 to approximately 4.5 billion per day by the end of 2006. To support this growth in wireless traffic, industry experts estimate approximately 1,890,000 cellular and personal communication services base stations will be in operation throughout the world by the end of 2006, compared to 615,000 at the end of 2001.

        As cell phone use expands, changes in technology are placing increased demands on wireless network operators. Portable handsets that transmitted only 0.2 to 0.6 watts have largely replaced higher-power mobile phones, which transmit up to 3 watts, thereby decreasing the effective receiving range of existing base stations. In addition, as carriers have moved from analog to digital (2G) technology, many have found that the range of the base station has decreased. As a result, in rural and suburban areas where base stations are widely separated, current wireless customers can experience dropped calls due to "dead zones" in coverage. At the same time, service providers are utilizing a greater number of channels within their allotted frequency bands in order to keep up with demand, particularly in urban areas, thereby increasing the incidence of interference.

        The evolution of wireless networks to carry data traffic as well as voice traffic is one of the defining elements of the unfolding Information Age. Developing the necessary technology presents a great challenge to wireless network operators and their suppliers, because it involves a merging of two industries. New markets for wireless data services are developing as information technology and telecommunications converge, bringing the Internet and the wireless networks together. To date, wireless data applications have been dominated by relatively undemanding services such as electronic mail and fax services, Short Message Services ("SMS") and 9.6 Kbps data speeds. According to an industry report, in 1999 data accounted for less than 2% of mobile traffic. While there is currently uncertainty as to the rate of adoption, one industry report suggests that data will account for 13% of minutes of use in North America by 2006.

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

        Superconductors must be cooled to low temperatures or they do not exhibit the superconducting state. Our products are based on high-temperature superconductors, which were discovered in 1986. These high critical temperatures allow some materials to be cooled to a superconducting state using commercially available refrigeration systems or liquid nitrogen, which is inexpensive and relatively easy to use. We utilize yttrium barium copper oxide in our products. Yttrium barium copper oxide has a high critical temperature that is about 90 Kelvin. Low temperature superconductors do not become superconducting until their temperature is reduced to about 23 Kelvin or lower. We believe that this ability to obtain the benefits of superconducting technology at more easily achieved temperatures enables much broader commercial applications. While many electronic technologies exhibit enhanced performance at reduced temperatures, the most compelling performance improvements are enabled by superconductive electronics. When the unique advantages of superconductive electronics are complemented by the advantages of other cryogenic (super-cooled) technologies, the result is a hybrid system whose overall performance can justify the additional expense associated with maintaining low temperatures.

Benefits of Superconductive Technology in Wireless Base Stations

        Our ClearSite products can offer significant benefits in base station receivers. Base stations are communication stations that are typically found at the base of antenna towers or, in an urban environment, on top of buildings. Each specific coverage area, or "cell," in a wireless telephone network, has a base station for sending and receiving voice and data within the cell. In setting up a base station, the service provider seeks to install equipment with sufficient sensitivity within the frequency band assigned to it to handle communications with the lowest power handsets over its entire geographical area and with sufficient selectivity to avoid interfering signals from adjacent frequency bands. Filters within these base stations select frequencies within the operator's assigned bands and reject unwanted frequencies. Amplifiers boost the strength of signals coming into the base station. The operator's assigned frequency range is then allocated using one of several schemes to provide telephone service to multiple subscribers. The capacity of the system depends upon the number of effective channels; that is, channels whose signal quality is sufficient to satisfy customer demands for clear communications.

        The unique characteristics of superconducting materials can be exploited to create filters that simultaneously deliver superior adjacent-band interference rejection while minimizing "insertion loss," reduction of the desired signal by the filter. Because of their low-loss property, superconductors provide the closest physically attainable approximation to a perfect filter, which would allow 100% of the desired signals to pass through and screen out 100% of the unwanted signals.

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

        Thin-film.    We use a thin-film fabrication approach, in which a very thin film of superconductor is deposited on a small wafer (typically 2 inches in diameter) of a dielectric material and then etched to give two filters, each with the equivalent of as much as 50 poles, on a single wafer. Compared to "thick-film" approaches and ceramic fabrication techniques, we believe the thin-film approach is more versatile, enables more compact components and provides superior properties. The fabrication of our components and circuits involves specialized processes, which are the subject of our proprietary know-how. We have performed advanced work in materials, processes and structures based on thin-film technology, and have developed processes we believe are capable of routinely producing a variety of high quality films for several applications.

        Yttrium barium copper oxide.    Although a number of high-temperature superconductors have been identified, we have focused upon the development of yttrium barium copper oxide. Yttrium barium copper oxide is the only high-temperature superconductor for which there has been both significant development and successful demonstration of multi-layer technology. We believe that multi-layer structures can be used for better film quality and stability and enhanced device functionality. We have developed several proprietary processes embodied in patent applications and trade secrets for producing yttrium barium copper oxide and other thin-film materials as well as for fabricating superconducting components and devices.

        RF design.    We have developed a substantial capability for designing high-temperature superconductor microstrip filters over a wide range of frequencies and with a wide range of characteristics. In particular, this technology provides the capability of realizing filters with large numbers of poles (filtering stages) in very compact packages. We have fabricated filters with the equivalent of up to 50 poles on 2-inch wafers and delivered such filters as part of systems. We have been advancing our filter design technology over a number of years and it has gained a fair measure of maturity in terms of design tools, simulation techniques and available topologies. The need for narrow-band filters, specialized filters and the desirability of very compact designs in the thin-film arena has led to a series of advances embodied in patent applications and trade secrets. Apart from the ability to meet increasingly demanding performance specifications, we are also now able to design high-temperature superconductor filters far more rapidly than in the past.

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

The Conductus Solution

        Our ClearSite products incorporate superconducting filters and cryogenic low-noise amplifiers to enhance receiver sensitivity and reduce interference from the growing number of competing wireless services. We believe that our technology can improve the performance of the basic elements of the communication system, such as the interference filters and preamplifiers in the base stations. The products, which feature a compact form factor and rugged housing, effectively improve coverage, reduce interference, increase network capacity and enhance bandwidth, thus improving the wireless network operator's ability to compete effectively and increase billable airtime. The products incorporate built-in radio frequency ("RF") diagnostics, alarm systems, remote monitoring capabilities and system failure bypass circuitry.

        ClearSite products provide benefits in all types of wireless environments. In current cellular systems, the needs of urban and rural operators are quite different. Urban base stations are typically high-capacity cells in harsh or otherwise congested environments. Key issues are interference and capacity. In contrast, rural base stations see relatively low call volumes but struggle with problems with handset to base station transmissions because of the lower power levels transmitted by hand-held phones and the long distances between base stations. In this environment, range extension and coverage improvement are the key issues.

        The growing wireless infrastructure with increasing numbers of carriers and increasing use of wireless technology for data communications present a variety of opportunities for superconductive filter technology. With multiple bands, large numbers of base stations, new interference sources and tight space constraints, all the virtues of superconductive filter technology may be needed to solve problems.

        The following chart summarizes the benefits of ClearSite products for various generations of wireless networks.

ClearSite Benefit	Reason	1G	2G	2.5/3G
Reduced interference	Sharp filters		•	•
Increased capacity	Sharp filters		•	•
Improved coverage/extended range	Reduced system noise	•	•	•
Increased bandwidth for data	Sharp filters, low noise			•
Compact form-factor	Thin-film technology	•	•	•

        During the last year, we made significant progress in our efforts to build a commercial market for ClearSite products.

  •
  In March 2001, we announced our new generation of ClearSite products, which include optional features such as remote variable gain adjustment;

  •
  In May 2001, we announced a follow-on order from one of the nation's ten leading carriers;

  •
  In May 2001, we announced the hiring of a new vice president of sales to expand and strengthen our sales organization and to help us win additional major accounts in the United States and abroad;

  •
  In June 2001, we announced that we had developed a new, ultra-selective filter that we believe has the best performance available to date;

  •
  In August 2001, we announced completion of a modification of our manufacturing facilities increasing our production capacity using lean manufacturing processes;

  •
  We successfully conducted corporate-sponsored field trials with two of the top five carriers and with one of the second five largest carriers in the U.S;

  •
  Our field trial results consistently demonstrated average improvement in mobile transmit power of approximately 3dB due to the deployment of ClearSite systems;

  •
  Conductus' ClearSite systems obtained qualification for system-wide sales to four of the top ten carriers in the U.S. We believe that these successful trials will result in deployment orders during 2002;

  •
  We received purchase orders from two additional major base station equipment manufacturers in Japan for next-generation ClearSite 3G systems specifically designed for OEM use; and

  •
  We won a number of new government programs during the year, and more than tripled our overall government business in 2001.

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

        Conduct Additional Field Trials to Prove Our Technology.    In 2001, we completed two corporate-sponsored, multi-site, field trials in urban CDMA systems. These two trials have shown that ClearSite systems not only increase coverage, but also increase capacity and quality of service at busy urban cell sites in demanding environments. During 2002, we intend to conduct additional field trials to further document the benefits of our technology. We believe that well-documented field trials can provide data useful to our understanding of the full benefits to our customers, and assist our customers in evaluating the price/performance benefits of our technology.

        Expand Sales and Marketing Capabilities.    During 2001, we expanded our marketing and sales activities by hiring a Vice President of Sales and additional account management and field service personnel. We believe the most significant international opportunity is the introduction of 2.5G and 3G wireless technology, with initial deployments taking place in Japan. In 2001, we expanded our business development activities in Japan.

        Expand Manufacturing Capabilities.    A key to our success will be our ability to build the manufacturing infrastructure we believe is necessary to support the commercialization of our products in our target markets. This includes the development of thin-film deposition techniques suitable for high-volume manufacturing, and the acquisition and build-out of manufacturing and assembly areas.

        Maintain Technological Leadership.    We have devoted significant resources to developing proprietary high-temperature superconductor thin-film manufacturing and process technologies. We use proprietary processes for production of superconductive films and for filter design. In addition, we have developed technologies related to superconductive filter subsystem design and manufacture. Government-supported research and development has supported our advances not only in thin-film processing, but also in filter design, tuning and packaging. We protect our technology through of patent, trademarks, copyright and trade secret law. We also use nondisclosure and proprietary information agreements to protect our proprietary technology.

Sales and Marketing

        In order to successfully commercialize our products, we are expanding the staffing and related activities of our sales, marketing and distribution organizations. Our current sales and marketing strategy relies primarily on direct sales for our communications products in the United States and distributors abroad. During 2001, we hired a new Vice President of Sales and significantly increased the number of account managers to expand and strengthen our sales organization and to help us win additional major accounts in the United States and abroad.

        We intend to add additional personnel to support our sales and marketing efforts. These employees will be actively engaged in direct marketing to customers, as well as in sales and marketing support. We actively market our products through quarterly email customer newsletters, as well as through demonstrations at industry trade shows. Our employees have published the results of their research at our company widely in trade and technical journals. Additionally, our employees have frequently presented our technology as invited speakers at conferences worldwide.

Strategic Relationships

        In May 1999, we entered into a definitive agreement with General Dynamics Information Systems, Inc. ("GDIS") to license our high-temperature superconductor electronics and cryoelectronics technology. Under the license agreement, GDIS acquired rights to our high-temperature superconductor thin-film technology and other intellectual property for $5,000,000 plus future royalties and has certain rights to use and sell this technology for use in U.S. government or state, local and foreign government markets, as defined under the agreement. We also entered into a Cross-License, Supply and Training Agreement with GDIS under which both parties agreed to cross-license updates, if any, to the licensed technology developed by either party. Additionally, we agreed to provide product and training to GDIS in exchange for payment at standard commercial rates from GDIS. Subsequent to the original transaction, the General Dynamics business unit with whom we work was transferred to General Dynamics Electronic Systems ("GDES") and the agreement was assigned to the successor organization.

        We believe that GDES may help us in our efforts to further penetrate the government market for high-temperature superconductor products. GDES has strong relationships in the military and intelligence community. In addition, GDES has developed its own technology to address needs of government customers. We believe that GDES technology can be combined with our technology to provide unique system-level solutions to specific applications problems. GDES can benefit from the agreement by gaining exclusive access to what it has assessed as an enabling technology for a number of applications.

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

Government Contracts

        Our research and development expense in the fiscal years 1999, 2000 and 2001 was approximately $4,430,000, $5,507,000 and $8,666,000, respectively. Externally funded research and development programs, primarily under contracts with the U.S. government, accounted for approximately $2,477,000, $1,920,000 and $6,939,000 of total operating expense in the fiscal years 1999, 2000 and 2001, respectively. Our revenue from government-related contracts represented approximately 25%, 74% and 61% of total revenue for fiscal years 1999, 2000 and 2001, respectively.

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

Patents, Proprietary Technology and Trademarks

        We own 23 patents alone or with others, and have fourteen pending applications in the United States. Our patents have useful lives ranging from 5 to 15 years. We have fourteen international patents and a number of international applications pending under the Patent Cooperation Treaty or in various countries worldwide. Several of our patents and patent applications relate to a various aspects of our communications products, including thin-film processing, filter design and tuning, and other aspects of our products. Other patents relate to various technologies, such as superconductive quantum interference devices or digital electronics and are licensed to one or more entities. We will continue to file other U.S. and key international patent applications as part of our business strategy to protect technology we consider important to providing a competitive market advantage for our technologies. We have also licensed from Lucent Technologies, Inc., certain rights to Lucent's patents and patent applications for yttrium barium copper oxide.

        We also rely upon copyrights, trademarks, trade secrets, unpatented know-how, continuing technological innovation, employee and third-party nondisclosure agreements and the pursuit of licensing opportunities in order to develop and maintain our competitive position.

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

        A patent issue of particular importance to us relates to copper oxides, including yttrium barium copper oxide. We have neither obtained any issued patents nor have we filed any patent applications covering the composition of any copper oxides. However, several U.S. and foreign patent applications are pending that would, if issued, cover compositions of yttrium barium copper oxide. We understand that at least several U.S. applications, including that of Lucent Technologies, were the subject of interference proceedings. We have obtained a license from Lucent Technologies to use yttrium barium copper oxide in our products. Lucent has reported to us that they have prevailed in the interference proceeding, but no patent has yet been issued. We believe that other interference proceedings in the United States addressed to various compositions of yttrium barium copper oxide may be pending. Should another party prevail in any of these proceedings, we may need to obtain a license from that party in order to continue to develop and sell products based on yttrium barium copper oxide. Additionally, we are aware of patents issued in other countries that cover certain compositions and methods of making or using yttrium barium copper oxide and other superconducting oxides. We may be required to obtain a license for these patents to sell our products in those countries.

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

        On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, alleging that our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. We believe that ISCO's claims are without merit and are defending ourselves vigorously.

        An adverse outcome in the pending litigation, or in litigation of other intellectual property claims could subject us to significant liabilities or require us to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for us. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

        We own the U.S. registered trademarks "CONDUCTUS®" and "ClearSite®," and "Clearing the Way®."

Manufacturing

        We have established a production facility at our headquarters in Sunnyvale, California, to fabricate, test and assemble thin films and components. We fabricate two-, three- and four-inch wafers in two clean room areas that consist, in total, of approximately 2,600 square feet. Additionally, we assemble systems in a 5,576 square foot manufacturing facility, which includes clean rooms of approximately 1,250 square feet. We combine advanced yttrium barium copper oxide thin-film technology with expertise in electronic and device component design, analog and digital electronic engineering, low temperature packaging, mechanical engineering and system integration.

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

        We are focusing on the development of our production processes and are manufacturing limited quantities of superconducting components and products incorporating those components at our facility in Sunnyvale, California. Apart from the production of superconducting components, we expect that our manufacturing activities generally will be limited to cleaning, final assembly, vacuum bakeout and testing. We are producing these products in limited commercial quantities and are continuing to expand our capabilities.

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

        A number of large American, Japanese and European companies are engaged in research and development programs that we believe could lead to the development and/or commercialization of superconductive electronic products. We also believe that a number of smaller companies are engaged in various aspects of the development and commercialization of superconductive electronics products. These include, among others, Superconductor Technologies Inc., ISCO International, Inc. and CryoDevices, Inc. in wireless communications. Furthermore, academic institutions, governmental agencies, and other public and private research organizations are engaged in development programs which may lead to competitive arrangements for commercializing superconductive electronics products. In addition, if the superconductor industry does develop further, new competitors with significantly greater resources are likely to enter the field.

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

Employees

        As of December 31, 2001, we had a total of 99 full-time equivalent employees of which 39 hold advanced degrees. Of the total full-time employees, 45 were engaged in research and product development, 29 in manufacturing, 11 in sales and marketing and 14 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

        Our executive officers are as follows:

Name	Age	Position
Charles E. Shalvoy	54	President, Chief Executive Officer and Director
Hank Scherf	54	Vice President of Sales
James P. Simmons, Jr.	52	Vice President of Marketing
Randy W. Simon, Ph.D.	48	Vice President of Government Programs and Chief Technology Officer
Richard E. Weiss	47	Vice President of Engineering
Ron Wilderink	43	Vice President of Finance, Chief Financial Officer and Secretary
Syed I. Zaidi	46	Vice President of Operations

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

        Mr. Scherf    joined us in May 2001 as Vice President of Worldwide Sales. From December 2000 until February 2001 he was Vice President of Sales at Villa Montage, Inc. From April 1998 until December 2000 he was Vice President of Sales and Product Marketing at GoDigital Networks, Inc. From October 1993 until April 1998 he was Regional Vice President of Sales for ADC Kentrox. Mr. Scherf holds a BS in Aerospace Engineering from the U.S. Naval Academy, and M.S. in Mechanical Engineering form North Carolina State University and an M.B.A. from Stanford University.

        Mr. Simmons    joined us in November 1998 as Vice President Sales and Marketing. In May 2001, he was appointed Vice President of Marketing. From 1994 to 1998 he was Vice President, Marketing and Sales of Superconductor Technologies, Inc., a manufacturer of high-temperature superconducting wireless subsystems. His prior experience includes senior management positions at Therma-Wave, Inc., Nanometrics, Inc. and KLA Instruments Corporation and various management positions at Hewlett-Packard. Mr. Simmons holds a B.S. degree in Applied Physics from California Institute of Technology and an M.B.A. from Harvard Business School.

        Dr. Simon    joined us in October 1990. He has held a number of senior management positions with Conductus, and has been Vice President of Government Programs and Chief Technology Officer since April 17, 2001. From January 1985 to October 1990, he held a variety of scientific and managerial positions at TRW, where he headed TRW's Superconductivity Research Department's high-temperature superconductivity program and managed TRW's internal research and development program on high-temperature superconductive electronics. Dr. Simon holds a B.S. in Physics from Pomona College and an M.S. and a Ph.D. in Physics from the University of California, Los Angeles.

        Mr. Weiss    joined us in May 2001 as Vice President of Engineering. From July 1995 until April 2001, he was employed by Ericsson, Inc. in various management positions, the last as Vice President. Prior to Ericsson Mobile Phone, Mr. Weiss worked for nine years at Stanford Telecom where he designed communications products for both commercial and government customers. Mr. Weiss earned his BS in Meteorology from Pennsylvania State University and an MSEE from George Washington University.

        Mr. Wilderink    joined us in November 1998 as Vice President of Finance and Chief Financial Officer. He was appointed Secretary in January 2000. From 1995 until 1998, he was with Oak Technology, Inc., a multinational semiconductor manufacturer where he was Vice President and Corporate Controller. His prior experience includes various management and staff positions at Bell Microproducts, Inc., a distributor of high technology products; VMX, Inc., a manufacturer of integrated voice processing systems and KPMG LLP, an accounting and consulting firm. Mr. Wilderink holds a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California.

        Mr. Zaidi    joined us in May 2000 as Director of Quality Assurance. In October 2000, he was appointed Vice President, Operations. Prior to joining Conductus, Mr. Zaidi held various senior management positions for Lam Research, a leading semiconductor capital equipment company in Fremont, California. He has also worked for Gemini Research as a Quality & Reliability Engineer. Mr. Zaidi holds a B.S. in Metallurgical Engineering from N.E.D. University of Engineering and Technology in Karachi, Pakistan, and an M.S. in Mechanical Engineering from the University of Cincinnati in Cincinnati, Ohio.

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

        Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We have incurred significant losses since inception. In 2001, we incurred losses from operations of $17,997,000 and used cash totalling $18,730,000 in our operating activities. We expect that operating losses and negative cash flows will continue at least through 2002 as we continue to market our ClearSite product and increase its customer base. These factors raise substantial doubt about our ability to continue as a going concern.

        We are seeking additional equity and debt financing from external investors to fund operations, however, there is no assurance that we will be able to obtain additional financing with terms that are acceptable to us. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

        On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, alleging that our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. We believe that ISCO's claims are without merit and are defending ourselves vigorously.

        An adverse outcome in the pending litigation, or in litigation of other intellectual property claims could subject us to significant liabilities or require us to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for us. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows

Our failure to anticipate and respond to developments in the wireless telecommunications market could substantially harm our business.

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

        ClearSite products compete with a number of alternative approaches and technologies that increase the capacity and improve the quality of wireless networks. Some of these alternatives may be more cost effective or offer better performance than our products. Wireless network operators may opt to increase the number of transmission stations, increase tower heights, install filters and amplifiers at the top of antennas or use advanced antenna technology in lieu of purchasing our products. We may not succeed in competing with these alternatives.

        The market for superconductive electronics currently is small and in the early stages of development. We anticipate that as superconductive electronics emerge as a viable alternative to current solutions, the market will become intensively competitive. A number of large companies with substantially greater financial resources and capabilities are engaged in programs to develop and commercialize products that may compete with ours, or promote alternative solutions to meet the needs of the wireless network operators. Small companies, including ISCO International, Superconductor Technologies, Inc., and CryoDevices, Inc., are also developing and commercializing superconductive electronic products for the telecommunications industry. Furthermore, academic institutions, governmental agencies and other public and private research organizations are engaged in development programs that may lead to commercial superconductive electronic products. Our success will depend on our ability to develop and maintain our technological leadership while managing the various risks described in this document.

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

        We have derived a significant portion of our revenue from contracts with the U.S. government. Our government contracts include both research and development contracts and government product sales. Our revenue from government-related contracts represented approximately 25%, 74% and 61% of total revenue for fiscal years 1999, 2000 and 2001, respectively. Although we anticipate that government contract revenue will grow in 2002 compared to 2001, revenue from government contracts may decrease. Our government contract revenue is derived primarily from a few large contracts. As a result, a reduction in, or discontinuance of, the government's commitment to or our participation in current or future programs could significantly reduce our government contract revenue and harm our business. Our contracts involving the U.S. government may include various risks, including:

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

        A relatively small number of customers have accounted for a significant portion of our total revenue to date, and we expect that this trend will continue for the foreseeable future. For example, one non-government customer accounted for 15% and 21% of our total net revenue for the years ended December 31, 2001 and 2000, respectively. Accordingly, our future operating results will continue to substantially depend on the success of a few customers and our relationships with them. Any reduction or delay in sales of our products to one or more of these key customers could significantly harm our business. Our operating results will also depend on our ability to successfully develop relationships with additional key customers. We cannot assure you that we will retain our largest customers or that we will be able to recruit additional key customers.

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

        Our focus on developing products for the telecommunications market began in 1996, and our experience with the sales cycle for telecommunications products is limited. The sales cycle includes identification of decision makers within the customers' organizations, development of an understanding of customer-specific performance and economic issues, convincing the customer through field trial reports of the benefits of ClearSite systems, negotiation of purchase orders and deployment.

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

        We currently obtain certain components of our products, including cryocoolers, from a single source or a limited number of suppliers. Our business could be significantly harmed by:

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

  •
  Loss of share value to our existing stockholders as a result of issuing equity securities as part or the entire purchase price;

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

Terrorism and the declaration of war by the United States against terrorism may adversely affect our business.

        The recent terrorist attacks in the United States and the declaration of war by the United States against terrorism has created significant instability and uncertainty in the world, which may continue to have a material adverse effect on world financial markets, including financial markets in the United States. In addition, such adverse political events may have an adverse impact on economic conditions in the United States. Unfavorable economic conditions in the United States may have an adverse affect on our financial operations including, but not limited to, our ability to expand the market for our products, obtain financing as needed, enter into strategic relationships and effectively compete in the information exchange and knowledge exchange markets.

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

ITEM 2. PROPERTIES

        Our principal facility, including our pilot production facility, is located in two buildings providing approximately 40,000 square feet of available space in Sunnyvale, California, with leases that expire on February 28, 2006.

ITEM 3. LEGAL PROCEEDINGS

        On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, alleging that our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. We believe that ISCO's claims are without merit and are defending ourselves vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to our stockholders during our fourth quarter of 2001.

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

	High	Low
1999
First Quarter	$2.06	$0.97
Second Quarter	2.48	1.25
Third Quarter	2.00	1.88
Fourth Quarter	11.75	2.00
2000
First Quarter	$81.63	$7.69
Second Quarter	26.50	8.25
Third Quarter	2.00	12.56
Fourth Quarter	14.00	4.56
2001
First Quarter	$10.44	$3.88
Second Quarter	7.70	3.06
Third Quarter	5.02	3.25
Fourth Quarter	3.58	2.01

        As of February 28, 2002, the closing sale price of our common stock was $2.32 per share.

        On February 28, 2002, we had 126 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with both the Financial Statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data at December 31, 2000 and 2001 are derived from and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from audited financial statements not included in this Annual Report on Form 10-K. The net loss attributable to common stockholders for the year ended December 31, 2000, includes a cumulative effect adjustment to record an additional deemed dividend on preferred stock of $2,239,000 relating to Series C preferred stock. Additionally, the basic and diluted loss per common share and the shares used in loss per share calculations were computed on the basis described in Note 2 of Notes to Financial Statements attached hereto. The results of operations for the year ended December 31, 2001, or any other period, are not necessarily indicative of future results.

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product	$2,188	$991	$872	$522	$2,595
Contract	7,266	3,698	1,915	1,496	4,029
License and other	—	—	5,011	—	—

Total revenue	9,454	4,689	7,798	2,018	6,624
Cost of product sales	1,845	2,685	2,508	4,993	9,394
Research and development expenses	10,626	5,621	4,430	5,507	8,666
Selling, general and administrative expenses	4,330	3,515	3,976	5,679	7,076
Write off of property and equipment and other expenses	152	—	—	—	—

Loss from operations	(7,499)	(7,132)	(3,116)	(14,161)	(18,512)

Net loss attributable to common stockholders	$(7,543)	$(7,829)	$(4,070)	$(23,248)	$(17,997)

Basic and diluted net loss per common share attributable to common stockholders	$(1.09)	$(1.10)	$(0.57)	$(1.75)	$(1.03)

Shares used in per share calculations	6,897	7,088	7,155	13,283	17,552

	December 31, 1999
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash and investments	$3,168	$2,888	$14,078	$15,167	$6,897
Working capital	1,822	2,656	13,684	15,747	9,429
Total assets	8,762	7,035	18,597	22,383	16,226
Long-term debt, less current portion	310	1,341	596	—	205
Total liabilities	4,460	3,671	3,944	3,597	3,008
Redeemable preferred stock	—	5,683	10,778	—	—
Stockholders' equity (deficit)	4,301	(2,320)	3,875	18,786	13,218

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

  General

        Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenue, contracts, inventories, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

  Revenue Recognition

        Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

        We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations. We provide for future returns and warranty claims based on historical experience at the time revenue is recognized.

        When we issue warrants or other equity instruments in connection with sales transactions, the fair value of the equity instrument, as calculated using the Black-Scholes option pricing model, is treated as a reduction in the amount of revenue recognized in the period, unless the reduction results in negative revenue for that specific customer on a cumulative basis, in which case the remainder, if any, increases cost of goods sold in our financial statements.

  Research and Development Contracts

        We have entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Cost of U.S. government contract revenues for the years ended December 31, 1999, 2000 and 2001 was $2,477,000, $1,920,000 and $6,939,000, respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The company accrues contract losses when they become reasonably estimable.

  Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Conductus validates its perpetual inventory balances against a quarterly physical count making adjustments to the perpetual balance as necessary. Conductus writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-

downs may be required. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

  Litigation

        On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, alleging that our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. We believe that ISCO's claims are without merit and are defending ourselves vigorously.

        An adverse outcome in the pending litigation, or in litigation of other intellectual property claims could subject us to significant liabilities or require us to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for us. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

Results of Operations

Years Ended December 31, 1999, 2000 and 2001

        Total revenue for 1999, 2000 and 2001, was $7,798,000, $2,018,000 and $6,624,000, respectively, and consisted primarily of contract revenue and product revenue except for 1999, when we also recognized $5,000,000 of license revenue. The decrease in total net revenue in 2000 compared to 1999 was primarily related to the impact of the license revenue in 1999 and, to a lesser extent, a $769,000 decrease in revenue from the sale of products and government contract activities. The increase in total revenue in 2001 compared to 2000 was the result of an increase of $2,533,000 and $2,073,000 in government contract revenue and product revenue, respectively.

        Product revenue primarily consists of revenue related to the sale of our commercial and government wireless products. Product revenue as a percentage of total net revenue was approximately 11%, 26% and 39% in 1999, 2000 and 2001, respectively. Product revenue increased to $2,595,000 in 2001 from $522,000 in 2000. This increase was due to an increase in both government and commercial product shipments during 2001 compared to 2000. The decrease in product revenue to $522,000 in 2000 from $872,000 in 1999 was related primarily to a decrease in revenue from the shipment of government wireless products and, to a lesser extent, a decrease in revenue from shipments of discontinued products that did not relate to our target market, including sales of magnetic sensing systems and other products.

        Product revenue in 2001 and 2000 was offset by non-cash sales discounts of $115,000 and $138,000 related to the fair value of 45,380 and 17,660 warrants, which vested during 2001 and 2000, respectively. These warrants were issued to Dobson Communications as part of a two-year purchase agreement. Under the terms of the agreement, we issued a warrant to purchase up to 500,000 shares of common stock at $13.43 per share which vests based on the amount of product purchased by Dobson. The fair value of the warrants, as calculated using the Black-Scholes option pricing model, is treated as a reduction in the amount of revenue recognized in the period, unless the reduction results in negative revenue for that specific customer on a cumulative basis, in which case the remainder, if any, increases cost of goods sold in our financial statements.

        Contract revenue consists of revenue pursuant to U.S. government research and development contracts. Contract revenue increased to $4,029,000 in 2001 from $1,496,000 in 2000 and from $1,915,000 in 1999. The increase in contract revenue in 2001 was primarily due to an increase in activity related to new contracts, which were awarded in late 2000 and early 2001. The decrease in contract revenue during 2000 and 1999 was primarily the result of a change in our business strategy to focus exclusively on contracts relating to our wireless telecommunications business and, therefore, beginning in 1998, we did not continue to seek additional contracts related to superconductive technologies outside of the wireless telecommunications market. Additionally, the decrease in 2000 compared to 1999 was the result of the completion of several contracts and delays in the anticipated start date of new contracts in 2000.

        The cost of product sales is primarily composed of costs of products related to our wireless telecommunications products. Cost of product sales were $2,508,000, $4,993,000 and $9,394,000 for 1999, 2000 and 2001, respectively, and resulted in negative product margins of (188%), (857%) and (262%) for 1999, 2000 and 2001, respectively. These negative product margins result primarily from the relatively low volume of product sales compared to overhead and other period costs. The improvement in 2001 product margins when compared to 2000 was primarily due to the increased volume of shipments in 2001 when compared to 2000 partially offset by a $996,000 write down of excess and obsolete inventory and an increase in costs and expenses related to the development of the Company's infrastructure necessary to meet future demand. During 2001, we purchased approximately $4,527,000 of inventory to support our projected sales during 2001 and 2002 and to secure volume discounts. Should actual sales for 2001 be less than our projections, the carrying value of inventory may be adversely affected. The decrease in product margins during 2000 compared to 1999 was primarily due to increases in overhead and other period costs associated with our efforts to increase manufacturing capacity for our wireless communications products. We expect product costs, as a percentage of product sales, to decrease and margins to improve as the volume of shipments of our wireless communications products grows, however we cannot assure you that margins will improve in the future.

        Research and development expense includes the cost of both research and development funded through government contracts and research and development funded by Conductus. Research and development expense was $4,430,000, $5,507,000 and $8,666,000 and represented 57%, 273% and 131% of our total net revenue in 1999, 2000 and 2001, respectively. The increase from 2000 to 2001 was primarily related to an increase in spending on externally funded research and development contracts as well as an increase in headcount and other costs to support internally funded project related to new product development. The increase from 1999 to 2000 was primarily related to the impact of increased spending on new wireless communication and development activities partially offset by decreases in spending on contract-related activities during the comparison periods. We expect to continue to incur significant research and development expense on internally funded programs as we seek to develop additional commercial products, particularly in the wireless communications area. As a result, we anticipate moderate increases in research and development expense compared to the prior year.

        Selling, general and administrative expense includes costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expense was $3,976,000, $5,679,000 and $7,076,000 and represented 51%, 281% and 107% of our total net revenue in 1999, 2000 and 2001, respectively. The increase in spending in 2001 when compared to 2000 was primarily the result of an increase in personnel related costs, legal expense associated with the ISCO International, Inc. patent suit and to a lesser extent recruiting, travel, tradeshow, and insurance expenses. The increase in spending in 2000 compared to 1999 was primarily the result of an increase in sales and sales support personnel and the appointments of a distributor for the Taiwan market and a representative for the Korean markets, as well as increases in sales, marketing, legal and other administrative costs. The changes in the level of sales expense as a percentage of revenue was primarily related to the change in total revenue during the comparison periods and, to a lesser extent, the increase in the level of spending. We expect to continue to incur increasing sales, general and other administrative expense to the extent we increase sales of commercial products, particularly in the communications markets.

        Interest income was $89,000, $1,361,000 and $575,000 in 1999, 2000 and 2001, respectively. The changes in the levels of interest income during the comparison periods were primarily due to changes in average cash balances and, to a lesser extent, interest rate movements during the comparison periods.

        Other income was $30,000, $112,000 and $82,000 in 1999, 2000 and 2001, respectively. This primarily related to the sale of equipment that the Company no longer needed.

        Interest charges related primarily to our loan from a leasing company. Interest expense was $339,000, $231,000 and $142,000 in 1999, 2000 and 2001, respectively. The decrease in interest expense in each period was primarily the result of lower average debt levels and, to a lesser extent, interest rate movements during the comparison periods. Interest expense includes payments related to the outstanding loan from a leasing company and the amortization of the value of warrants issued to the leasing companies.

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

Liquidity and Capital Resources

        We have financed our operations since 1998 primarily through equity transactions and commercial arrangements. These transactions include the following:

        In September 1998, we issued a total of 2,461,227 shares of Series B preferred stock convertible into the same number of shares of common stock, and issued warrants to purchase 492,242 shares of common stock, for a total proceeds, net of issuance costs, of $6,344,000. We allocated the net proceeds based on their relative fair value. Accordingly, we allocated $5,572,000 to preferred stock, $772,000 to warrants and $222,000 to the beneficial conversion feature. The beneficial conversion feature was amortized over six months, which is the minimum beneficial conversion period. As of December 31, 2000, all of the Series B preferred shares had been converted to common stock. See Note 8 of "Notes to Financial Statements."

        In January and February 2000, the Series B preferred stock and accrued dividends were converted into common stock. During the year ended December 31, 2000, 358,535 Series B warrants were exercised for 358,535 shares of our common stock for net proceeds of approximately $260,000.

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

        In July 2000, all of the Series C preferred stock was converted into common stock. A total of $502,000 in accrued dividends was paid during the year ended December 31, 2000. During the year ended December 31, 2000, 331,793 Series C warrants were exercised for 331,793 shares of our common stock for net proceeds of approximately $1,311,000. See Note 8 of "Notes to Financial Statements."

        In January 2000, we issued 1,000,000 shares of common stock in a private placement for net proceeds of $13,629,000.

        In June 2001, we completed a private placement of 2,556,000 shares of common stock at a price of $5.00 per share. After deducting commissions and expenses we received proceeds of $11,941,000.

        As of December 31, 2001, our aggregate cash, cash equivalents and short-term investments, excluding $374,000 of restricted cash, totaled $6,897,000 compared to $15,167,000 as of December 31, 2000. Additionally, we have a bank credit facility available. Under this facility, we are permitted to borrow an amount equal to 80% of certain eligible receivables, up to a maximum of $2,000,000 outstanding at any time, subject to a $10,000,000 tangible net worth covenant. As of December 31, 2001, there were no amounts outstanding under this facility, which is subject to renewal in November 2002.

        Net cash used in operations was $2,634,000, $12,429,000 and $18,730,000 for 1999, 2000 and 2001, respectively. The increase in cash used in operations in the comparison periods was primarily the result of the increase in net loss during the comparison periods and, to a lesser extent, increases in the levels of inventory. We anticipate that we will incur significant additional net losses during 2002 and anticipate that our accounts receivable and inventories may increase during 2002 as a result of increased working capital requirements to support wireless telecommunications products. As a result, we anticipate an increase in the use of cash in operating activities during 2002.

        Net cash used in investing activities was $1,081,000 in 1999 and $7,721,000 in 2000. The change in net cash used during 2000 was primarily due to higher purchases of short-term investments. In addition, capital expenditures increased significantly in 2000 compared to 1999 levels due primarily to the purchase of manufacturing and engineering equipment. In 2001 net cash provided by investing activities was $4,167,000. The change in cash provided by investing activities was primarily due to the maturity of short term investments partially offset by the acquisition of equipment for and the build out of our manufacturing facility. We anticipate that our capital expenditures will increase in 2002 to approximately $1,700,000 as we continue our transition to the manufacture of greater volumes of commercial products.

        Net cash provided by financing activities was $14,125,000, $15,395,000 and $11,562,000 for 1999, 2000 and 2001, respectively. Net cash provided by financing activities in 1999 was primarily attributable to the issuance of Series C preferred stock and related warrants, partially offset by principal payments on long term debt. The net cash provided by financing activities in 2000 was primarily the result of the issuance of 1,000,000 shares of common stock in a financing transaction in January 2000 and to a lesser extent, the receipt of proceeds related to the exercise of Series B and Series C warrants, partially offset by dividend payments on Series C preferred stock as well as principal payments on long-term debt. The net cash provided by financing activities in 2001 was primarily the result of the issuance of 2,556,000 shares of common stock in a private placement in June, partially offset by payments on long-term debt.

        All of our credit facilities contain financial, reporting and other covenants which we are required to satisfy. We were in compliance with all such covenants at December 31, 2001 and are currently in compliance with all such covenants. We cannot assure you that we will continue to satisfy all such covenants in the future. We cannot assure you that if we default on any of such covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, the party providing the financing under the applicable credit facility would not be obligated to advance further amounts to us under that facility, the entire amount outstanding, if any, under that facility could be declared to be immediately due and payable, and the party providing the financing under the applicable credit facility could exercise its legal remedies against those assets that are collateral for that facility.

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

        We have incurred significant losses since inception. In 2001, we incurred losses from operations of $17,997,000 and used cash totalling $18,730,000 in our operating activities. We expect that operating losses and negative cash flows will continue at least through 2002 as we continue to market our ClearSite product and seek to increase our customer base.

        In March 2002, we received gross proceeds of $7.3 million upon the completion of a private placement of 3,650,000 shares of common stock at a price of $2.00 per share. In connection with the transaction, we also issued to the purchasers, warrants to purchase an additional 1,825,000 shares of our common stock at an exercise price of $2.75 per share. After deducting commissions and expenses, we received proceeds of approximately $6.9 million from this transaction.

        We believe our cash balance at December 31, 2001, together with the cash received from the private placement we completed in March 2002 and our $2 million bank credit facility should, be sufficient to fund operations through December 2002. However, there can be no assurance that changes in our plans or other events affecting Conductus will not result in the expenditure of our resources before then. Additionally, we can give no assurance that additional financing will be available on acceptable terms or at all. Unless we are able to raise significant additional funds, through debt or equity issuances, asset sales, or otherwise, we will be required to delay, reduce or eliminate one or more of our research and development programs or obtain funds from collaborative partners or others that may require us to relinquish rights to our technologies or potential products that we would not otherwise relinquish. Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern or that may result from the outcome of any of these other uncertainties.

Recent Accounting Pronouncements

        In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

        In January 2002, EITF Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. It is not expected that this issue will have a significant effect on total net revenue for the Company.

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

Fixed Income Investments

        The primary objective of our investment activities is to preserve our principal while maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio that consists primarily of short-term, high-quality commercial paper and foreign debt. The majority of our fixed income investments have maturities of less than one year, and all have maturities of less than two years. Hence, our exposure related to changes in interest rates is somewhat limited due to the short-term nature of our portfolio. We do not use derivative financial instruments in our investment portfolio.

Debt Obligations

        Conductus' outstanding debt consists of term loan obligations that are primarily based on fixed rates. Therefore, our exposure to changes in interest rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Index to Financial Statement and Supplementary Data:
Financial Statements:
Report of Independent Accountants	35
Balance Sheets—at December 31, 2000 and 2001	36
Statements of Operations—for the years ended December 31, 1999, 2000 and 2001	37
Statements of Stockholders' Equity (Deficit) and Redeemable Preferred Stock—for the years ended December 31, 1999, 2000 and 2001	38
Statements of Cash Flows—for the years ended December 31, 1999, 2000 and 2001	39
Notes to Financial Statements	40
Financial Statement Schedule:
Report of Independent Accountants	57
Schedule II—Valuation and Qualifying Accounts	58
Supplementary Financial Data:

Quarterly Financial Data (unaudited) for the two years ended December 31, 2001.	59

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Conductus, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and redeemable preferred stock and of cash flows, present fairly, in all material respects, the financial position of Conductus, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Conductus' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming Conductus will continue as a going concern. As discussed in Note 2 to the financial statements, Conductus has incurred significant losses from inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 15, 2002

CONDUCTUS, INC.

BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$7,202	$4,201
Short-term investments	7,965	2,696
Accounts receivable, net	563	1,151
Inventories	3,273	3,835
Prepaid expenses and other current assets	341	349

Total current assets	19,344	12,232
Property and equipment, net	2,135	3,033
Restricted cash	514	374
Other assets	390	587

Total assets	$22,383	$16,226

LIABILITIES
Current liabilities:
Capital lease obligations and long-term debt, current portion	$597	$169
Accounts payable	1,477	725
Other accrued liabilities	1,523	1,909

Total current liabilities	3,597	2,803
Capital lease obligations and long-term debt, net of current portion	—	205

Total liabilities	3,597	3,008

Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value: Authorized: 40,000,000 shares; Issued and outstanding: 16,073,019 and 18,792,968 in 2000 and 2001	2	2
Additional paid-in capital	91,161	103,590
Receivable from stockholder	(460)	(460)
Accumulated deficit	(71,917)	(89,914)

Total stockholders' equity	18,786	13,218

Total liabilities and stockholders' equity	$22,383	$16,226

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years Ended December 31,
	1999	2000	2001
Revenue:
Product	$872	$522	$2,595
Contract	1,915	1,496	4,029
Other	5,011	—	—

Total revenue	7,798	2,018	6,624

Costs and expenses:
Cost of product sales	2,508	4,993	9,394
Research and development	4,430	5,507	8,666
Selling, general and administrative	3,976	5,679	7,076

Total costs and expenses	10,914	16,179	25,136

Loss from operations	(3,116)	(14,161)	(18,512)
Interest income	89	1,361	575
Other income	30	112	82
Interest expense	(339)	(231)	(142)

Net loss	(3,336)	(12,919)	(17,997)
Dividend accretion and deemed dividend on preferred stock	(734)	(8,090)	—

Net loss attributable to common stockholders before cumulative effect of accounting change	(4,070)	(21,009)	(17,997)
Cumulative effect of accounting change on deemed dividend on preferred stock	—	(2,239)	—

Net loss attributable to common stockholders	$(4,070)	$(23,248)	$(17,997)

Basic and diluted net loss per share:
Net loss per share attributable to common stockholders before cumulative effect of accounting change	$(0.57)	$(1.58)	$(1.03)
Cumulative effect of accounting change on deemed dividend on preferred stock	—	(0.17)	—

Net loss per share attributable to common stockholders	$(0.57)	$(1.75)	$(1.03)

Shares used in loss per share calculations	7,155	13,283	17,552

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND REDEEMABLE PREFERRED STOCK
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Redeemable Preferred Stock
			Common Stock	Additional Paid-In Capital	Receivable from Stockholder	Accumulated Deficit
	Series B	Series C					Total
Balances, December 31, 1998	5,683	—	1	42,278	—	(44,599)	(2,320)
Issuance of 29,387 shares of common stock to employees under the employee stock purchase plan	—	—	—	48	—	—	48
Preferred B issuance costs	(58)	—	—	—	—	—	—
Issuance of 375,000 shares of preferred stock net of $94 issuance costs	—	4,856	—	7,812	—	—	7,812
Issuance of common stock warrants	—	—	—	2,239	—	—	2,239
Issuance of 30,136 shares of common stock upon exercise of warrants	—	—	—	—	—	—	—
Issuance of 52,875 shares of common stock to employees	—	—	—	166	—	—	166
Dividend accretion and deemed dividend on preferred stock	111	186	—	—	—	(734)	(734)
Net loss	—	—	—	—	—	(3,336)	(3,336)
Balances, December 31, 1999	5,736	5,042	1	$52,543	—	(48,669)	3,875

Issuance of 57,798 shares of common stock to employees under the employee stock purchase plan	—	—	—	197	—	—	197
Issuance of 1,000,000 shares of common stock in a private placement, net of $40 issuance costs	—	—	—	13,629	—	—	13,629
Issuance of 713,203 shares of common stock upon exercise of warrants	—	—	—	1,571	—	—	1,571
Issuance of 187,843 shares of common stock upon conversion of Preferred B dividends	—	—	—	516	—	—	516
Issuance of 411,451 shares of common stock to employees for cash	—	—	—	1,291	—	—	1,291
Issuance of 135,301 shares of common stock for note receivable upon exercise of stock options	—	—	—	460	(460)	—	—
Vesting of common stock warrants issued to customer	—	—	—	138	—	—	138
Dividend accretion and deemed dividend on preferred stock	—	7,625	—	2,239	—	(10,329)	(8,090)
Conversion of preferred stock to 6,211,227 shares of common stock	(5,736)	(12,667)	1	18,402	—	—	18,403
Issuance of common stock warrants in connection with capital lease	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	(12,919)	(12,919)
Balances, December 31, 2000	$—	$—	$2	$91,161	$(460)	$(71,917)	$18,786

Issuance of 35,962 shares of common stock to employees for cash	—	—	—	65	—	—	373
Issuance of 105,109 shares of common stock to employees under the employee stock purchase plan	—	—	—	308	—	—	—
Issuance of 2,556,000 shares of common stock in a private placement, net of issuance costs of $839	—	—	—	11,941	—	—	11,941
Vesting of common stock warrants issued to customer	—	—	—	115	—	—	115
Net loss	—	—	—	—	—	(17,997)	(17,997)

Balances, December 31, 2001	$—	$—	$2	$103,590	$(460)	$(89,914)	$13,218

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.

STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the Years Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(3,336)	$(12,919)	$(17,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813	742	974
Amortization of discount on long term debt	52	40	69
Gain on sales of equipment	—	(107)	(82)
Non-cash charge for warrants vesting upon commercial product sales	—	138	115
Changes in operating assets and liabilities:
Accounts receivable	(272)	819	(588)
Inventories	(423)	(2,007)	(562)
Prepaid expenses and other current assets	(161)	(35)	(42)
Other assets	(28)	(57)	(251)
Accounts payable and other accrued liabilities	721	957	(366)

Net cash used in operating activities	(2,634)	(12,429)	(18,730)

Cash flows from investing activities:
Maturities of short-term investments	1,350	2,150	9,026
Purchases of short-term investments	(2,130)	(7,994)	(3,757)
Acquisition of property and equipment	(151)	(1,476)	(1,324)
Acquisition of license	(150)	—	—
Net proceeds from sales of equipment	—	113	82
Release of previously restricted cash	—	—	140
Purchase of certificate of deposit (restricted cash)	—	(514)	—

Net cash provided by (used) in investing activities	(1,081)	(7,721)	4,167

Cash flows from financing activities:
Net proceeds from issuance of common stock	214	15,117	12,314
Net proceeds from issuance of preferred stock	12,609	—	—
Net proceeds from issuance of common stock upon exercise of warrants	2,239	1,571	—
Preferred dividend payments	—	(502)	—
Principal payments on long-term debt	(937)	(791)	(612)
Principal payments under capital lease obligations	—	—	(140)

Net cash provided by financing activities	14,125	15,395	11,562

Net increase (decrease) in cash and cash equivalents	10,410	(4,755)	(3,001)
Cash and cash equivalents at beginning of period	1,547	11,957	7,202

Cash and cash equivalents at end of period	$11,957	$7,202	$4,201

The accompanying notes are an integral part of these financial statements.

CONDUCTUS, INC.
NOTES TO FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

        Conductus, Inc. ("Conductus" or the "Company"), was incorporated in Delaware in 1987 and was formed to develop, manufacture and market superconductive electronic devices, circuits and systems for sensor, communications, test and instrumentation and digital electronics applications. In 1997, Conductus discontinued operation of its Instrument and System Division and is now focused on development, manufacturing and marketing electronic components and subsystems based on high-temperature superconductor ("HTS") technology for applications in the worldwide telecommunications market. Conductus' ClearSite product family integrates superior HTS technology to enhance the sensitivity and selectivity of wireless base station receivers, leading to reduced interference, enhanced coverage, increased capacity and higher bandwidth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SUBSTANTIAL FUTURE CAPITAL NEEDS:

        Conductus has incurred significant losses since inception. In 2001, the Company incurred losses from operations of $17,997,000 and used cash totalling $18,730,000 in its operating activities. The Company expects that operating losses and negative cash flows will continue at least through 2002 as it continues to market the ClearSite product and seeks to increase its customer base.

        In March 2002, the Company received gross proceeds of $7.3 million upon the completion of a private placement of 3,650,000 shares of common stock at a price of $2.00 per share. In connection with the transaction, the Company also issued warrants to purchase an additional 1,825,000 shares of its common stock at an exercise price of $2.75 per share. After deducting commissions and expenses, the Company received proceeds of approximately $6.9 million from this transaction.

        The Company believes its cash balance at December 31, 2001, together with the cash received from the private placement completed in March 2002 and the $2 million bank credit facility, should be sufficient to fund operations through December 2002. However, there can be no assurance that changes in its plans or other events affecting the Company will not result in the expenditure of its resources before then. Additionally, the Company can give no assurance that additional financing will be available on acceptable terms or at all. Unless the Company is able to raise significant additional funds, through debt or equity issuances, asset sales, or otherwise, it will be required to delay, reduce or eliminate one or more of its research and development programs or obtain funds from collaborative partners or others that may require it to relinquish rights to its technologies or potential products that it would not otherwise relinquish. The Company's financial statements have been prepared assuming that it will continue as a going concern. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern or that may result from the outcome of any other uncertainties.

FISCAL YEAR:

        Conductus uses a 52-week calendar year ending on the last day of the month for its financial presentations.

USE OF ESTIMATES:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CERTAIN RISKS AND CONCENTRATIONS:

        Conductus' superconducting products are concentrated in the electronic component industry, which is highly competitive and rapidly changing. Revenues for its products are concentrated with a relatively limited number of customers and suppliers for certain components are concentrated among a few providers. In addition, approximately 25%, 74% and 61% of total revenues for each of the fiscal years 1999, 2000 and 2001, respectively, were from government-related contracts. The development of new technologies or commercialization of superconductive products by any competitor, or the conclusion of one or more government contracts could affect operating results adversely.

        In August 2000, Conductus entered into a transaction with Dobson Cellular Systems, Inc., to sell a minimum of 200 ClearSite systems to be deployed nationwide over the following two years, and this customer accounted for 15% and 21% of total net revenue for the years ended December 31, 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS:

        Conductus considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Investments, which consist of commercial paper and United States government agency debt, are stated at fair market value. Management believes that the financial institutions in which it maintains such deposits are financially sound and, accordingly, minimal credit risk exists with respect to these deposits. Cash and cash equivalents are held by two U.S. banks.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Other financial instruments, principally accounts receivable, long-term debt and other borrowings, are considered to approximate fair value based upon comparable market information available at respective balance sheet dates.

INVESTMENTS:

        Investments are deemed by management to be available-for-sale and are reported at fair market value with net unrealized gains or losses reported as a separate component of stockholders' equity. Available-for-sale marketable securities with maturities less than one year from the balance sheet date are classified as short-term and those with maturities greater than one year from the balance sheet date are classified as long-term, except when management has the intention and ability to redeem within one year from the balance sheet date, when they are included within current assets. As of December 31, 2001, no unrealized gains or losses on investments had been incurred. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

INVENTORIES:

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Conductus validates its perpetual inventory balances against a quarterly physical count making adjustments to the perpetual balance as necessary. Conductus writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

PROPERTY AND EQUIPMENT:

        Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives of five years for equipment and furniture and fixtures. Repairs and maintenance are charged to expense as incurred, and improvements are capitalized. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the assets or the related lease term. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains and losses are included in results of operations.

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

REVENUE RECOGNITION:

        Conductus recognizes revenues upon the shipment of its products to the customer provided that it has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations. The Company provides for future returns and warranty claims based on historical experience at the time revenue is recognized.

        When Conductus issues warrants or other equity instruments in connection with sales transactions, the portion of the payments from the customer equal to the fair value of the equity instrument, as calculated using the Black-Scholes option pricing model is treated as a reduction of the amount of revenue recognized in the period, unless the reduction results in negative revenue for that specific customer on a cumulative basis, in which case the remainder, if any, increases cost of goods sold in our financial statements.

ADVERTISING:

        Conductus does not engage in general advertising through print, radio, television or such other media, and as such, does not incur advertising expenses.

RESEARCH AND DEVELOPMENT CONTRACTS:

        Conductus has entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Cost of contract revenues for the years ended December 31, 1999, 2000 and 2001 was $2,477,000, $1,920,000 and $6,939,000, respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The Company accrues contract losses when they become reasonably estimable.

RESEARCH AND DEVELOPMENT:

        Internally funded research and development expenditures are charged to operations as incurred.

INCOME TAXES:

        Conductus utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

COMPREHENSIVE LOSS

        There has been no difference between Conductus' net loss and its total comprehensive loss through December 31, 2001.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Conductus accounts for grants of equity instruments to employees using the intrinsic value method described in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, as modified under FASB Interpretation No. 44 ("FIN No. 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. All other grants are accounted for using the fair value method described in SFAS No. 123 with appropriate compensation expense recognition in the statement of operations.

        Conductus accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

BASIC AND DILUTED LOSS PER SHARE:

        A reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows:

	Years Ended December 31,
	1999	2000	2001
	(in thousands, except per share data)
Numerator-basic and diluted net loss per share:
Net loss	$(3,336)	$(12,919)	$(17,997)
Dividend accretion and deemed dividend on preferred stock	(734)	(8,090)	—
Cumulative effect of accounting change on deemed dividend on preferred stock	—	(2,239)	—

Net loss attributable to common stockholders	$(4,070)	$(23,248)	$(17,997)

Denominator-basic and diluted net loss attributable to common stockholders per share:
Weighted average common shares	7,155	13,283	17,552

Basic and diluted net loss attributable to common stockholders per share	$(0.57)	$(1.75)	$(1.03)

        In the 1999, 2000 and 2001 computations, common equivalent shares are excluded from the diluted loss per share, as their effect is antidilutive. Common equivalent shares, including common stock options, warrants and preferred stock, that could potentially dilute basic earnings per share in the future and that were not included in the computation of diluted loss per share because of antidilution were approximately 10,889,000, 553,000 and 558,000 at December 31, 1999, 2000 and 2001, respectively.

RECENT PRONOUNCEMENTS:

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

        In January 2002, EITF Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, was issued, and considered whether reimbursements received for "out-of-pocket" expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff believes that the reimbursements received should be characterized as revenue. It is not expected that this issue will have a significant effect on total net revenue for the Company.

3. SUPPLEMENTAL CASH FLOW DISCLOSURE:

	For The Years Ended December 31,
	1999	2000	2001
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$297	$211	$97

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred shares to common stock	$—	$18,403	$—

Conversion of preferred dividend to common stock	$—	$516	$—

Dividend accretion and deemed dividend on preferred stock	$734	$10,329	$—

Value of warrants issued in association with capital lease line	$—	$175	$—

Equipment acquired under capital lease	$—	$—	$514

4. BALANCE SHEET COMPONENTS (in thousands):

  SHORT-TERM INVESTMENTS:

        Short-term investments, all of which are classified as available-for-sale, are summarized below:

	Cost and Market Value
	December 31,
	2000	2001
Debt securities:
Commercial paper	$2,057	$—
Other	5,880	2,686
Accrued interest	28	10

Total	$7,965	$2,696

        At December 31, 2001, scheduled maturities on $2,245,000 of investments are within one year and scheduled maturities on $451,000 are more than one year, classified within current assets due to management's intention and ability to redeem during 2002 to fund operations. Investments consisted primarily of United States government agencies debt and commercial paper bearing interest between 4.44% and 6.29% per annum, which are due to mature in February 2003.

  ACCOUNTS RECEIVABLE:

        Accounts receivable, net, consists of the following:

	December 31,
	2000	2001
U.S. government contracts:
Unbilled
Recoverable costs and accrued profit on progress completed—not billed	$—	$258
Billed	620	505
Commercial	57	406
Allowance for doubtful accounts	(114)	(18)

	$563	$1,151

  INVENTORIES:

        Inventories consist of the following:

	December 31,
	2000	2001
Raw materials	$2,156	$2,349
Work in process	640	888
Finished goods	477	598

	$3,273	$3,835

  PROPERTY AND EQUIPMENT:

        Property and equipment, net, consists of the following:

	December 31,
	2000	2001
Equipment	$7,910	$9,761
Leasehold improvements	1,722	2,525
Furniture and fixtures	425	425
Construction in process	884	22

	10,941	12,733
Accumulated depreciation and amortization	(8,806)	(9,700)

	$2,135	$3,033

        At December 31, 2001, the Company held equipment under capital leases with a cost and accumulated amortization of $514,000 and $140,000, respectively. The Company held no equipment under capital leases at December 31, 2000.

        Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $785,000, $711,000 and $940,000, respectively.

  OTHER ACCRUED LIABILITIES:

        Other accrued liabilities consist of the following:

	December 31,
	2000	2001
Accrued consulting and professional	$182	$334
Accrued warranty costs	51	202
Deferred rent	106	313
Accrued compensation	1,037	874
Other accrued liabilities	147	186

	$1,523	$1,909

5. CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT:

        Credit facilities consist of a capital lease line of credit and a bank line of credit. Obligations related to credit facilities as of December 31, 2000 and 2001 were as follows (in thousands):

	December 31,
	2000	2001
Loan payable to leasing company	$612	$—
Capital lease obligation	—	374
Unamortized discount	(15)	—

	597	374
Less: current portion	(597)	(169)

Non current portion	$—	$205

        In April 1998, Conductus entered into a bank line of credit agreement, which provides for borrowings of up to the lesser of $2,000,000 or 80% of eligible receivables subject to a $10,000,000 tangible net worth covenant. Borrowings under this facility bear interest at the bank's prime rate plus 2.0% and are collateralized by accounts receivable, equipment and other assets of Conductus. As of December 31, 2001 and 2000, there were no amounts outstanding under this facility. The line of credit is subject to renewal on November 30, 2002.

        In June 2000, Conductus entered into a 36-month master leasing agreement for the purchase of up to $514,000 of capital equipment. Payments for draw downs under the lease began on February 8, 2001 with the final payment due on January 8, 2004. The effective interest rate on the lease is 11.46%. This lease is collateralized by a bank letter of credit that expires on February 28, 2004 and requires Conductus to maintain a balance equal to the principal amount owed under the master lease agreement as a 90-day Certificate of Deposit. The Certificate of Deposit has been classified on the balance sheet as "Restricted Cash". Total borrowings under the lease agreement, net of principal payments in 2001, were $374,000. There were no amounts outstanding as of December 31, 2001.

        At December 31, 2001, the future minimum lease payments under non-cancelable capital leases are as follows (in thousands):

Fiscal year ending December 31,
2002	$202
2003	202
2004	17

Total minimum lease payments	421
Less: Amount representing interest	(47)

Present value of capital lease obligations	374
Less: Current Portion	(169)

Long-term portion of capital lease obligations	$205

        All of the Company's credit facilities contain financial, reporting and other covenants, such as minimum tangible net worth, which the Company is required to satisfy. The Company was in compliance with all such covenants at December 31, 2001. In the event of default on any of these covenants, the party providing the financing under the applicable credit facility would not be obligated to advance further amounts to us under that facility, the entire amount outstanding, if any, under that facility could be declared to be immediately due and payable, and the party providing the financing under the applicable credit facility could exercise its legal remedies against those assets that are collateral for that facility.

6. COMMITMENTS AND CONTINGENCIES:

        In October 2000, Conductus entered into an operating lease line of credit, which provided for borrowings of up to $2,000,000 for the purchase of capital equipment. This transaction has an effective date of September 1, 2000. This line of credit is collateralized by equipment purchased and has an effective interest rate of 9.31%.

        Conductus also granted the leasing company warrants to purchase up to 10,000 shares of its common stock at $18.75 per share. Conductus valued the warrants using the Black-Scholes option pricing model applying an expected life of 7 years, a risk free interest rate of 5.91%, a dividend yield of 0% and a volatility of 129%. The fair value of the warrants was recorded as $175,000 and will be amortized over the term of the line of credit to interest expense. The amortization expense for the year ended December 31, 2001 was $54,000. This line of credit expired in June 2001, with final payment obligations due October 1, 2004.

        Conductus leases its administrative, sales, marketing, manufacturing, research and development facilities under noncancelable operating leases which are due to expire in February 2006.

        Conductus also has equipment leases that expire at different dates over the next three years.

        Future minimum payments under these noncancelable operating leases are as follows:

Fiscal year ending December 31,	Facilities	Equipment	Total
		(in thousands)
2002	1,014	232	1,246
2003	1,038	193	1,231
2004	1,070	87	1,157
2005	1,101	—	1,101
2006	187	—	187

	$4,410	$512	$4,922

        Rent expense was $353,000, $576,000 and $1,022,000 for the years ending December 31, 1999, 2000 and 2001, respectively.

        On July 17, 2001, ISCO International, Inc. ("ISCO") filed a complaint in the United District Court for the District of Delaware against Conductus, alleging that the Company's current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO's U.S. Patent No. 6,263,215, entitled "Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems," which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. Conductus has denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. The Company has filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. The Company believes that ISCO's claims are without merit and is defending itself vigorously.

        An adverse outcome in the pending litigation, or in litigation of other intellectual property claims could subject the Company to significant liabilities or require it to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for the Company. As the litigation is in an initial stage, Conductus is not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or cash flows.

7. RECEIVABLE FROM STOCKHOLDER:

        In conjunction with the exercise of 135,301 stock options in December 2000 by an officer of Conductus, Conductus received a full recourse promissory note for $460,000. The note bears interest at a rate of 5.87% and is due and payable in full no later than December 28, 2005.

        In August 2001, the Company received a full recourse note receivable for $360,000 from an officer of Conductus which is included in Other Assets in the Balance Sheet at December 31, 2001. The note bears interest at 4.99% and is due and payable in full no later than August 22, 2006.

8. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

CAPITAL STOCK:

        Under the terms of Conductus' Certificate of Incorporation, the Board of Directors may determine the rights, preferences and terms of its authorized but un-issued preferred stock.

  Series B Preferred Stock

        In September 1998, Conductus issued 2,461,227 shares of its Series B preferred stock at $2.70 per share and issued warrants to purchase 492,242 shares of common stock at an exercise price of $2.70 per share in a private placement of its equity securities. The value of the warrants was determined to be $772,000 using the Black-Scholes option pricing model. The allocation of proceeds between preferred stock and warrants resulted in a beneficial conversion feature in the amount of $222,000. The value of the beneficial conversion feature was accreted as preferred dividends over six months.

        In January and February 2000, the Series B preferred stock was converted into 2,461,277 shares of common stock. The accrued dividends were converted into 187,843 shares of common stock. During the year ended December 31, 2000, warrants to purchase 96,302 shares of Conductus' common stock were exercised for net proceeds of approximately $260,000. In addition, 277,106 warrants were exercised in a cashless transaction, in exchange for 262,233 shares of common stock.

  Series C Preferred Stock

        In December 1999, Conductus sold and issued 375,000 shares of its Series C preferred stock at $40.00 per share and issued warrants to purchase 750,000 shares of common stock at an exercise price of $4.00 per share in a private placement of its equity securities. Each preferred share is convertible into ten shares of common stock and has a cumulative dividend at $2.40 per year. The value of the warrants was determined to be $2,239,000 using the Black-Scholes option pricing model. The warrants have a term of 5 years and were exercisable beginning in June 2000.

        In 1999, Conductus recorded a deemed dividend on preferred stock relating to the beneficial conversion feature on Series C preferred stock of $7,812,000, calculated in accordance with the guidance contained in EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios" that existed at that time.

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

        At the November 2000 meeting, the SEC Observer stated that, for public companies, the transition adjustment to record the beneficial conversion feature using the effective conversion price, for all convertible instruments issued after May 21, 1999, would be to record a cumulative effect adjustment.

Accordingly, Conductus recorded a cumulative effect adjustment in the fourth quarter of 2000 to account for the adoption of EITF No. 00-27, and as a result, Conductus recorded an additional deemed dividend on preferred stock of $2,239,000 relating to Series C preferred stock.

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

        In July 2000, the Series C preferred stock was converted into 3,750,000 shares of common stock. A total of $502,000 in accrued dividends was paid during the year ended December 31, 2000. During the year ended December 31, 2000, warrants to purchase 327,850 shares of Conductus' common stock were exercised for net proceeds of approximately $1,311,000. In addition, during the years ended December 31, 2000 and 2001, 6,000 and 50,000 warrants, respectively, were exercised in a cashless transaction, in exchange for 3,943 and 22,875 shares of common stock, respectively.

WARRANTS:

        In connection with certain financing arrangements and a commercial transaction, Conductus has issued warrants to purchase shares of its common stock. The following warrants were outstanding as of December 31, 2001:

Transactions	Fiscal Year of Grant	Number Issued	Number Outstanding	Number Exercisable	Exercise Price	Fiscal Year of Expiration
Preferred B financing	1998	492,242	118,837	118,837	$2.70	2003
Preferred C financing	1999	750,000	366,150	366,150	$4.00	2004
Commercial product sale	2000	500,000	500,000	63,040	$13.43	2005
Lease line of credit	2000	10,000	10,000	10,000	$18.75	2007

        In August 2000, Conductus entered into a transaction with Dobson Cellular Systems, Inc. to sell a minimum of 200 ClearSite systems to be deployed nationwide over the next two years. Under the terms of the contract, Conductus issued a warrant to Dobson, to purchase up to 500,000 shares of common stock at $13.43 per share, which expires in August 2005. The number of warrants that vest is based on the amount of products purchased by Dobson. In 2000 and 2001, 17,660 and 45,380 warrants, respectively, vested. The warrants were valued using the Black-Scholes option pricing model applying an expected life of 5 years, a risk free rate of 5.00% to 5.92%, a dividend yield of 0% and a volatility of 129%. The fair value of the warrants was $138,000 and $115,000 in 2000 and 2001, respectively, and has been deducted from the total revenue recognized.

2001 STOCK OPTION/STOCK ISSUANCE PLAN:

        In May 2001, the stockholders approved the 2001 Stock Option/Stock Issuance Plan, which serves as a successor to the 1987, 1989 and 1992 Stock Option/Stock Issuance Plans. Under Conductus' stock option/stock issuance plan, as amended, a total of 4,580,000 shares of common stock are authorized for issuance under the plan as of December 31, 2001. The plan is divided into three separate components: the discretionary option grant program, the automatic option plan program and the stock issuance program.

        Under the discretionary option grant program, eligible individuals may be granted incentive options or non-statutory options. The exercise price of incentive stock options granted under the plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-statutory options granted under the plan must be not less than 85% of the fair market value of the common stock on date of grant.

        Under the Automatic Grant Program, each non-employee board member is automatically granted, at the time of initial election or appointment, a non-statutory option to purchase 24,000 shares of common stock. Additionally each year the non-employee board members receive an additional option to purchase 8,000-shares. The options are immediately exercisable, subject to Conductus' repurchase right, which lapses with respect to 25% of the optioned shares upon completion of 12 months of board service from the date of grant, and the remainder of the optioned shares in 36 equal monthly installments.

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

        A summary of the status of Conductus' stock option plans is presented below:

		Options Outstanding
	Available for Grant Under Option Plan
		Shares	Weighted Avg. Exercise Price
Balance, December 31, 1998	489,990	1,020,090	$3.55
Additional shares authorized	500,000	—	—
Granted	(1,012,489)	1,012,489	3.52
Exercised	—	(52,875)	3.42
Canceled	180,207	(180,207)	3.72
Balance, December 31, 1999	157,708	1,799,497	$3.52
Additional shares authorized	2,000,000	—	—
Granted	(795,850)	795,850	9.15
Exercised	—	(546,752)	3.20
Canceled	119,194	(119,194)	7.62
Balance, December 31, 2000	1,481,052	1,929,401	$5.70
Granted	(450,750)	450,750	4.89
Exercised	—	(35,962)	1.81
Canceled	185,279	(185,279)	5.71
Balance, December 31, 2001	1,215,581	2,158,910	$5.48

        The following table summarizes information with respect to stock options outstanding at December 31, 2001:

	Options Outstanding
		Weighted Average Remaining Contractual Life (Years)		Options Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.56—$ 1.44	269,998	6.72	$1.28	266,398	$1.28
$1.50—$ 3.63	262,893	7.10	$2.28	143,056	$2.45
$3.72—$ 4.63	234,252	9.05	$4.08	26,353	$4.06
$4.75—$ 5.25	34,250	4.02	$4.95	28,625	$4.91
$5.50	426,398	7.97	$5.50	342,878	$5.50
$5.63—$ 5.64	114,000	9.38	$5.64	—	—
$5.69	502,500	8.95	$5.69	125,625	$5.69
$5.75—$13.75	218,824	7.71	$8.29	155,679	$7.88
$15.75—$24.75	88,885	8.31	$19.23	36,145	$20.32
$55.50	7,250	8.16	$55.50	2,659	$55.50

$0.56—$55.50	2,158,910	8.05	$5.48	1,127,418	$5.01

        At December 31, 1999 and 2000, options to purchase 1,232,214 and 922,673 shares, respectively, were exercisable and the weighted average prices for the exercisable options were $3.55 and $4.26, respectively.

        At December 31, 1999, 2000 and 2001, options to purchase 550,423, 371,846 and 729,092 shares, respectively, were vested and the weighted average prices for the vested options were $3.81, $4.17 and $5.24, respectively.

        The following information concerning Conductus' stock issuance plans is provided in accordance with SFAS No. 123. The fair value of each option grant and purchase right has been estimated on the date of grant using the Black-Scholes option pricing and valuation model with the following weighted average assumptions used for grants and purchase rights in 1999, 2000 and 2001.

	1999		2000		2001
	Group A	Group B	Group A	Group B	Group A	Group B
Risk-free interest rates	5.92%	5.47%	6.15%	6.15%	4.70%	4.70%
Expected life	5 years	6 months	4.53 years	6 months	4.52 years	6 months
Volatility	104%	104%	129%	129%	126%	126%
Dividend yield	—	—	—	—	—	—

        The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents all grants of options to employees, officers, and directors. Group B represents the employees with purchase rights under the Employee Stock Purchase Plan.

        The weighted average fair value of those options granted in 1999, 2000 and 2001 was $2.75, $8.50 and $3.69 respectively. The weighted average fair value of those purchase rights granted in 1999, 2000 and 2001 was $0.73, $3.60 and $3.09, respectively.

        Had compensation cost for these plans been determined based on fair value of the options at that grant date in 1999, 2000 and 2001 consistent with the provisions of SFAS No. 123, Conductus' net loss and net loss per share would have been as follows:

	1999	2000	2001
Net loss attributable to common stockholders (in thousands)
—As reported	$(4,070)	$(23,248)	$(17,997)
—Proforma	$(4,651)	$(25,449)	$(21,474)
Basic and diluted net loss attributable to common stockholders per share
—As reported	$(0.57)	$(1.75)	$(1.03)
—Proforma	$(0.65)	$(1.92)	$(1.22)

        The above proforma effect may not be representative of the effects on reported net income for future years as the proforma numbers presented do not take into account the effect of additional future grants.

EMPLOYEE STOCK PURCHASE PLAN:

        The board of directors adopted the Employee Stock Purchase Plan in July 1994. A total of 750,000 shares of common stock are authorized for issuance under the plan as of December 31, 2001. The purpose of the plan is to provide employees of Conductus with a means of acquiring common stock of Conductus through payroll deductions. The purchase price of such stock under the plan cannot be less than 85% of the lower of the fair market values on the specified purchase date and the beginning of the offering period. During 1999, 2000 and 2001, employees purchased 29,387, 57,798 and 105,109 shares for a total of approximately $48,000, $197,000 and $307,000 respectively. At December 31, 2001, 319,312 shares were available for future grants under the plan.

9. 401(k) PROFIT SHARING PLAN:

        Conductus has a 401(k) profit sharing plan, which covers substantially all employees. Under the plan, employees are permitted to contribute up to 25% of gross compensation not to exceed the annual 402(g) limitation for any plan year. Conductus may make discretionary contributions whether or not it has net profits. Conductus made no contributions during the years 1995 through 2001.

10. INCOME TAXES:

        The components of deferred tax assets are as follows:

	December 31,
	2000	2001
	(in thousands)
Property and equipment, principally due to differences in depreciation	$397	$683
Accrued liabilities and other nondeductible expenses	639	1,334
Tax credit carryforwards	1,460	1,258
Capitalized research and development costs	849	923
Net operating loss carryforward	19,954	25,603
Valuation allowance	(23,299)	(29,801)

Net deferred tax asset	$—	$—

        Due to the uncertainty surrounding the realization of the deferred tax assets in future tax years, Conductus has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

        As of December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately $72,100,000 and $18,900,000 available to reduce future federal and California taxable income, respectively. These federal and California carryforwards will expire commencing in 2002 through 2021. Conductus also has approximately $866,000 and $471,000 in research and development tax credits available to offset future federal and state income taxes, respectively. The federal tax credits will expire commencing in years 2004 through 2017. The state tax credits may be carried forward to succeeding years until exhausted.

        Conductus' ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to offset future taxable income and future taxes, respectively, may be subject to restrictions attributable to equity transactions that result in changes in ownership as defined by Internal Revenue Code Section 382. In the event Conductus has had such a change in ownership, utilization of the carryforwards could be severely restricted.

11. BUSINESS SEGMENT AND MAJOR CUSTOMERS:

        Conductus has one reporting segment. Conductus markets its products primarily to customers in the United States in the wireless industry. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

        During 1999, 2000 and 2001, all long-lived assets are held in the United States. All contract revenue for 1999, 2000 and 2001 was generated from the United States government. In addition, one customer accounted for 15% and 21% of total net revenue for the years ended December 31, 2001 and 2000, respectively, and another customer accounted for 64% of revenue for the year ended December 31, 1999.

        At December 31, 2000 and 2001, Conductus had accounts receivable from one customer representing 92% and 66% of total accounts receivable, respectively.

12. SUBSEQUENT EVENT (unaudited)

        In March 2002, the Company received gross proceeds of $7.3 million upon the completion of a private placement of 3,650,000 shares of common stock at a price of $2.00 per share. In connection with the transaction, the Company also issued warrants to purchase an additional 1,825,000 shares of its common stock at an exercise price of $2.75 per share. After deducting commissions and expenses, the Company received proceeds of approximately $6.9 million from this transaction.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Conductus, Inc.:

        Our audits of the financial statements referred to in our report dated February 15, 2002, appearing on page 34 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 15, 2002

SCHEDULE II
CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (credited) to costs and expenses	Deductions	Balance at End of Period
Year ended December 31, 1999:
Allowance for doubtful accounts	$293	$(53)	$(137)	$103
Year ended December 31, 2000:
Allowance for doubtful accounts	$103	$13	$(2)	$114
Year ended December 31, 2001:
Allowance for doubtful accounts	$114	$(96)	$—	$18

Quarterly Financial Data (unaudited)

        The following table sets forth unaudited statements of operations data for the eight quarters ended December 31, 2001. This data has been derived from audited interim financial statements prepared on the same basis as our audited financial statements contained in this report and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our financial statements and notes to our statements appearing elsewhere in this report.

	Three months ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Revenue:
Product	$88	$46	$192	$196	$542	$752	$703	$598
Contract	251	191	397	657	730	954	1,170	1,175

Total revenue	339	237	589	853	1,272	1,706	1,873	1,773
Cost of product sales	701	1,352	1,467	1,473	2,034	2,671	3,049	1,640
Research and development expenses	1,081	1,207	1,490	1,729	2,261	2,195	2,212	1,998
Selling, general and administrative expenses	1,210	1,520	1,335	1,614	1,662	1,821	1,901	1,692

Loss from operations	$(2,653)	$(3,842)	$(3,703)	$(3,963)	$(4,685)	$(4,981)	$(5,289)	$(3,557)

Net loss attributable to common stockholders	$(5,373)	$(8,519)	$(3,377)	$(5,979)	$(4,497)	$(4,816)	$(5,175)	$(3,509)

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.56)	$(0.70)	$(0.22)	$(0.38)	$(0.28)	$(0.29)	$(0.28)	$(0.19)

Shares used in per share calculations:
Basic and diluted	9,535	12,126	15,656	15,810	16,087	16,626	18,710	18,742

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference is the information required by this item relating to our directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 that is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference is the information required by this item that is included under the caption "Executive Compensation and Related Information" in our 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference is the information required by this item that is included under the caption "Ownership of Securities" in our 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated herein by reference is the information required by this item that is included under the caption "Certain Transactions" in our 2002 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A)  Financial Statements, Financial Statement Schedule and Exhibits

    (1)    Financial Statements—See Index to Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

    (2)    Financial Statement Schedule—See Index to Financial Statements and Financial Statement Schedule at page 34 of this Form 10-K.

            All other financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

    (3)    Exhibits—See Exhibit Index at page 62 of this Form 10-K.

        (B)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

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

Signature	Title	Date
/s/ CHARLES E. SHALVOY Charles E. Shalvoy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ RON WILDERINK Ron Wilderink	Vice President of Finance, Chief Financial Officer and Secretary (Principal Accounting Officer)	March 28, 2002
/s/ JOHN F. SHOCH John F. Shoch, Ph.D.	Chairman of the Board of Directors	March 28, 2002
/s/ ROBERT M. JANOWIAK Robert M. Janowiak	Director	March 28, 2002
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	March 28, 2002
/s/ DAVID L. SHORT David L. Short	Director	March 28, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Restated Bylaws.
4.1(3)	Stockholder Rights Plan.
10.1(1)*	1992 Stock Option/Stock Purchase Plan, as amended.
10.2(1)*	1994 Employee Stock Purchase Plan, as amended.
10.3(4)	Form of Series B Preferred Stock and Warrant Purchase Agreement, dated September 1998, and September 22, 1998, between Conductus and Series B Investors.
10.4(4)	Form of Warrant to Purchase Common Stock between Conductus and Series B Investors.
10.5(5)	Employment Agreement dated May 3, 1994, between Registrant and Mr. Charles E. Shalvoy.
10.6(6)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.7(7)	High Temperature Superconductor Thin-Film Manufacturing Alliance Agreement among Registrant, Superconductor Technologies, Inc., Stanford University, Georgia Research Corporation, Microelectronic Control and Sensing Incorporated, IBIS, Focused Research and BDM Federal dated November 17, 1995.
10.8(8)†	Superconducting Filter Technology Joint Development Agreement dated April 25, 1996 between the Registrant and Lucent Technologies Inc.
10.9(4)	Master Lease Agreement between Conductus and Leasing Technologies International, Inc., dated June 15, 1998.
10.10(6)	Lease Agreement dated May 3, 1993, between the Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.11(5)	Lease Agreement dated December 8, 1994, between Registrant and Mozart-McKee Limited Partnership for Sunnyvale facilities.
10.12(4)†	Master Loan and Security Agreement between Conductus and Transamerica Business Credit Corporation, dated June 26, 1998.
10.13(9)	Silicon Valley Bank Loan and Security Agreement dated April 23, 1998.
10.14(9)	Collateral Assignment, Patent Mortgage and Security Agreement between Conductus and Silicon Valley Bank.
10.15(10)†	Asset Purchase Agreement dated July 9, 1997, between Registrant and Bruker Instruments, Inc. for sale of assets of Registrant's NMR Probe business.
10.16(11)†	License Agreement with General Dynamics, dated May 4, 1999.
10.17(12)	Cross-License, Supply and Training Agreement with General Dynamics, dated May 4, 1999.
10.18(13)	Form of Series C Preferred Stock and Warrant Purchase Agreement, dated December 10, 1999, between Conductus and Series C Investors.
10.19(13)	Form of Warrant to Purchase Common Stock between Conductus and Series C Investors.
10.20(14)	Common Stock Purchase Agreement dated January 18, 2000, between Conductus and the Investors named therein.
10.21(14)	Building Leases Amendment Letter dated January 31, 2000, between Conductus and the Mozart Development Company.

10.22(15)†	Purchase Contract, dated as of August 7, 2000, between Conductus and Dobson Cellular Systems, Inc.
10.23(15)†	Warrant to Purchase Common Stock, dated August 7, 2000, issued by Conductus to Dobson Communications Corporation.
10.24(15)	Master Equipment Lease Commitment, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.
10.25(15)	Master Equipment Lease, dated as of September 1, 2000, between Pentech Financial Services, Inc. and Conductus.
10.26(15)	Warrant to Purchase Common Stock, dated as of September 1, 2000, issued by Conductus to Pentech Financial Services, Inc.
10.27(16)	Loan Modification Agreement dated as of October 30, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.28(16)	Loan Modification Agreement dated as of November 29, 2000, between Conductus and Silicon Valley Bank modifying the Loan and Security Agreement dated as of April 23, 1998.
10.29(16)	Promissory Note between Charles E. Shalvoy and Conductus dated December 28, 2000.
10.30(16)	Security Agreement between Charles E. Shalvoy and Conductus dated December 28, 2000.
10.31(17)	Form of Common Stock Purchase Agreement, dated as of June 13, 2001, between the Company and the investors set forth on the signature page thereto.
10.32	Promissory Note between Charles E. Shalvoy and Conductus dated August 21, 2001.
10.33	Security Agreement between Charles E. Shalvoy and Conductus dated August 21, 2001.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (See Page 61).

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

(16)
Incorporated herein by reference to Conductus' 2000 Annual Report on Form 10-K.

(17)
Incorporated herein by reference to Conductus' Report on Form 8-K, filed with the SEC on July 3, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
RISK FACTORS
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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  REPORT OF INDEPENDENT ACCOUNTANTS
CONDUCTUS, INC. BALANCE SHEETS (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONDUCTUS, INC. STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONDUCTUS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONDUCTUS, INC. STATEMENTS OF CASH FLOWS (IN THOUSANDS)
CONDUCTUS, INC. NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SCHEDULE II CONDUCTUS, INC. VALUATION AND QUALIFYING ACCOUNTS
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
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX