Form 10-Q
period 2002-03-31
CONDUCTUS INC
filed 2002-05-15
CIK 884621

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the three month period ended March 31, 2002 or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission file number  #0—11915

Conductus, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0162388
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

969 W. Maude Ave., Sunnyvale, California	94085
(Address of principal executive offices)	(Zip Code)

(408) 523-9950
(Registrant’s Telephone Number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common shares outstanding at April 30, 2002: 22,445,922

Conductus, Inc
Index

Part I:  Financial Information
Item I:  Financial Statements

Conductus, Inc.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,549	$4,201
Short-term investments	2,251	2,696
Accounts receivable, net	1,498	1,151
Inventories	3,588	3,835
Prepaid expenses and other current assets	361	349
Total current assets	16,247	12,232
Property and equipment, net	2,830	3,033
Restricted cash	374	374
Other assets	563	587
Total assets	$20,014	$16,226
LIABILITIES
Current liabilities:
Current portion of long-term debt	$174	$169
Accounts payable	1,368	725
Accrued liabilities	2,075	1,909
Total current liabilities	3,617	2,803
Long-term debt, net of current portion	160	205
Total liabilities	3,777	3,008

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	110,479	103,590
Receivable from stockholder	(460)	(460)
Accumulated deficit	(93,784)	(89,914)
Total stockholders’ equity	16,237	13,218
Total liabilities and stockholders’ equity	$20,014	$16,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

Conductus, Inc.

Condensed Statements Of Operations

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues:
Product	$1,024	$542
Contract	943	730
Total revenues	1,967	1,272

Costs and expenses:
Cost of product revenues	1,660	2,034
Research and development	2,061	2,261
Selling, general and administrative	2,147	1,662
Total costs and expense	5,868	5,957

Loss from operations	(3,901)	(4,685)
Interest and other income	58	229
Interest expense	(27)	(41)
Net loss	$(3,870)	$(4,497)

Net loss per share:
Basic and diluted	$(0.20)	$(0.28)

Shares used in per share calculations:
Basic and diluted	19,039	16,087

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDUCTUS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,870)	$(4,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	188
Amortization of discount on long term debt	15	10
Loss/(Gain) on disposal of equipment	2	(20)
Non-cash charge for warrants vesting upon commercial product sales	6	40
Changes in operating assets and liabilities:
Accounts receivable	(347)	(422)
Inventories	247	(1,752)
Prepaid expenses and other assets	(11)	(80)
Accounts payable and accrued liabilities	809	2,170
Net cash used in operating activities	(2,889)	(4,363)
Cash flows from investing activities:
Maturities of short-term investments	450	6,365
Purchases of short-term investments	(5)	—
Acquisition of property and equipment	(51)	(238)
Net proceeds from disposal of property and equipment	—	20
Net cash provided by investing activities	394	6,147
Cash flows from financing activities:
Net proceeds from issuance of common stock	6883	27
Principal payments on long-term debt	(40)	(240)
Net cash provided by (used in) financing activities	6,843	(213)
Net increase in cash and cash equivalents	4,348	1,571
Cash and cash equivalents at beginning of period	4,201	7,202
Cash and cash equivalents at end of period	$8,549	$8,773

The accompanying notes are an integral part of these unaudited condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements
(Unaudited)

1.          Summary of Significant Accounting Policies:

UNAUDITED INTERIM FINANCIAL INFORMATION:

             The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The unaudited condensed financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The unaudited condensed results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 2001 balance sheet included in this unaudited interim report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Substantial Future Capital Needs

In March 2002, the Company received gross proceeds of $7.3 million upon the completion of the private placement of 3,650,000 shares of common stock at a price of $2.00 per share. In connection with the transaction, the Company also issued warrants to purchase an additional 1,825,000 shares of its common stock at an exercise price of $2.75 per share.  After deducting commissions and expenses, the Company received proceeds of approximately $6.9 million from this transaction.

The Company’s future capital requirements will depend, generally, on its levels of revenue and spending. The Company believes its cash balance at March 31, 2002, together with its $2 million bank credit facility, should be sufficient to fund anticipated cash requirements through December 2002.

Based on current revenue, cost and expense expectations, the Company believes it will need to raise additional capital through equity or other financing transactions in order to fund operations beyond 2002.  The Company currently expects to raise additional capital through equity financing.  The terms of any future equity financing are presently uncertain, as they depend upon its financial performance through the time of the financing, as well as the general condition of the market for equity financing for companies such as Conductus, but it expects that they may be similar to the terms of the March 2002 transaction.

Should the terms of a prospective equity financing be unattractive, or should equity financing be unavailable on any terms, the Company has several options designed to forestall its inability to continue as a going concern and, it hopes, allow it to complete an equity financing at a later date on more attractive terms.   These options include reducing current operating costs and deferring planned discretionary expenditures, such as capital expenditures, sales of assets, or a strategic transaction involving our intellectual property.

Because its future needs for cash and its future ability to raise financing involve significant uncertainties regarding future events, including its level of operating performance and the general condition of the market for equity financing, the Company’s planned course of action could change rapidly.  It is continually reevaluating its plans and expects to be prepared to take action promptly when appropriate.  However, there can be no assurance that unforeseen events will not deplete its cash resources sooner than it expects or that additional financing will become available on acceptable terms or at all.  Unless it is able to raise significant additional funds through issuance of new equity or debt, it may be required to obtain funds through a strategic transaction on unfavorable terms or to delay, reduce or eliminate one or more of our research and development programs.

                The financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern or that may result from the outcome of any of these uncertainties.

2.          Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Three Months Ended March 31,
	2002	2001
Equipment acquired under capital lease	—	514

3.          Basic and Diluted Net Loss Per Share:

             A reconciliation of the numerator and denominator of the basic and diluted loss per share is provided as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Numerator — basic and diluted net loss per share:
Net loss	$(3,870)	$(4,497)

Denominator — basic and diluted net loss
Weighted average common shares outstanding	19,039	16,087

Net loss per share:
Basic and diluted	$(0.20)	$(0.28)

In the above computations, dilutive potential common shares are excluded from the diluted loss per share as their effect is anti-dilutive.  Dilutive potential common shares including common stock options, warrants and convertible preferred stock that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were 194,000 and 1,133,000 for the three months ended March 31, 2002 and 2001, respectively.

4.          Inventories:

             Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$1,746	$2,349
Work in process	1,237	888
Finished goods	605	598
Total	$3,588	$3,835

5.             Legal Proceedings:

On July 17, 2001, ISCO International, Inc. (“ISCO”) filed a complaint in the United District Court for the District of Delaware against us, alleging that our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO’s U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems,” which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. We denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. We filed counterclaims seeking declarations of invalidity and non-

infringement and damages for unfair competition. We believe that ISCO’s claims are without merit and are defending ourselves vigorously.

                On March 26, 2002, ISCO attempted to add claims of infringement of two additional patents to its complaint by way of an amended Answer and Counterclaim. U.S. Patent No. 6,203,340 for “Cryoelectronic Receiver Front End For Mobile Radio Systems,” issued March 20, 2001, and U.S. Patent No. 6,104,934 for “Cryogenic Receiver Front End,” issued August 15, 2000, direct their claims to tower-mounted applications of cryogenic receiver front-end systems. Both we and co-defendant Superconductor Technologies, Inc. objected to the addition of the new claims and asked the court to strike or dismiss them.

                On April 17, 2002, the court dismissed the additional claims. The effect of this dismissal is that the litigation will proceed on its original schedule, and will not address claims directed to the additional patents.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and  Results of Operations.

             THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.’S (THE “COMPANY” OR “CONDUCTUS” OR “OUR”) ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

Overview

             We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide telecommunications markets. As of March 31, 2002, we had accumulated losses of approximately $93,784,000 and we expect to incur significant additional losses during the remainder of 2002. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. Though our product line is commercially available and does generate material sales, we do not expect to recognize revenue equal to or greater than our costs and expenses until we successfully develop and commercialize superconductive components, systems and subsystems that address significant market needs.

Critical Accounting Policies and Estimates

General

                Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenue, contracts, inventories, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

                When we issue warrants or other equity instruments in connection with sales transactions, the fair value of the equity instrument, as calculated using the Black–Scholes option pricing model, is treated as a reduction in the amount of revenue recognized in the period, unless the reduction results in negative revenue for that specific customer on a cumulative basis, in which case the remainder, if any, increases cost of goods sold in our financial statements.

Research and Development Contracts

                We have entered into contracts to perform research and development for the U.S. government. Revenues from these contracts are recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Estimates of costs-to-complete on contracts are based on significant management judgments including assessing the progress of the contract and estimating remaining tasks and associated costs. We have experienced managers who prepare these estimates, which are subject to levels of review. We also have an eleven year history of making such estimates. Management assessments of costs to complete determine the amount of revenue and profit (or loss) that we recognize in an accounting period. Accordingly, actual revenues may differ materially from our estimates with different conditions or assumptions. Historically, we have not incurred significant unexpected contract losses.

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

Inventories

                Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. We validate our perpetual inventory balances against a quarterly physical count making adjustments to the perpetual balance as necessary. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write–downs may be required. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

             Total revenues consist of contract and product revenues. Substantially all product sales comprise sales of superconductive products.  Our total revenues increased by 55% to $1,967,000 for the quarter ended March 31, 2002, from $1,272,000 in the comparable period of 2001. The increase in total revenues from the prior year is primarily due to increases in both product and contract revenues.  Product revenues increased by 89% to $1,024,000 for the quarter ended March 31, 2002, compared to product revenues of $542,000 for the comparable period of 2001, and contract revenues increased by 29% to $943,000, compared to contract revenues of $730,000 for the first quarter of 2001.  The increase in product revenues is primarily due to increased unit shipments under one major contract during the comparison periods.  Product revenues for the quarters ended March 31, 2002 and 2001, were offset by non-cash sales discounts in the amount of $5,000 and $40,000, respectively. The non-cash sales discounts relate to the fair market value of 23,460 and 15,760 warrants which vested during the quarters ended March 31, 2002 and 2001, respectively.  The increase in contract revenues is due primarily to an increase in the level of activity related to new contracts, which were awarded in late 2000 and early 2001.

             Cost of product revenues was primarily composed of costs of products related to our wireless telecommunications products. Cost of product revenues decreased 140% to  $1,660,000 for the period ended March 31, 2002, compared to $2,034,000 for the comparable period of 2001 and represented 84% and 160% of revenue, respectively.  This decrease in cost and corresponding increase in gross margin is primarily the result of the write-off of $343,000 of obsolete inventory and changes in product cost standards recorded in the first quarter of 2001 and a reduction in overall indirect manufacturing costs in 2002 partially offset by an increase in direct product costs in 2002 related to the increased shipment volume.  The decrease in the cost of product revenues as a percentage of revenue was primarily due to the decrease in indirect manufacturing spending and inventory write offs.  We expect product costs, as a percentage of product revenues, to decrease and margins to improve as the volume of shipments of our wireless communications products grows. However, we cannot assure you that margins will improve in the future.

             Research and development expenses include both externally and internally funded projects. Research and development expenses decreased 9% to  $2,061,000 in the quarter ended March 31, 2002, compared to $2,261,000 in the comparable period of the prior year. Research and development, as a percentage of revenue, represented 105% and 178% in the quarters ended March 31, 2002 and 2001, respectively. The decrease in research and development expenses in 2002, was primarily attributable to a decrease in spending for material and sub-contractors on internally funded projects related to new product development and on externally funded research and development contracts. The decrease was partially offset by an increase in personnel related spending due to increased head count. The decrease in research and development expense as a percentage of revenue was primarily due to the increase in revenues during the comparison periods and to a lesser extent the decrease in research and development spending.  We expect to continue to incur significant research and development expenses on internally funded programs as we seek to develop additional commercial products and, as a result, anticipate increases in research and development expenses compared to the prior year.

             Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities. Selling, general and administrative expenses increased 29% to  $2,147,000 from $1,662,000 in the quarters ended March 31, 2002 and 2001, respectively. Selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2002 and 2001 were 109% and 131%, respectively. The increase in spending in 2002 compared to 2001 was primarily due to a $486,000 increase in legal expenses related to the ISCO International, Inc. patent suit and to a lesser extent increases in personnel related costs, travel and tradeshow expenses. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily due to the increase in revenues during the comparison periods and partially offset by the increase in selling, general and administrative spending.  We expect to continue to incur increased legal costs related to the ISCO International, Inc. patent litigation and we expect sales and marketing expenses to continue to increase during 2002 to the extent we increase sales of commercial products.

             Interest expense decreased 37% to $27,000 from $41,000 for the periods ended March 31, 2002 and 2001, respectively. Interest charges related primarily to our loan from an equipment leasing company. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

             Interest and other income decreased 75% to $58,000 from $229,000 for the periods ended March 31, 2002 and 2001, respectively. The decrease in interest income was primarily the result of lower average cash balances in 2002 compared to 2001 and, to a lesser extent, interest rate movements during the comparison periods.

             We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

             As of March 31, 2002, our aggregate cash, cash equivalents and short-term investments, excluding $374,000 of restricted cash, totaled $10,800,000, compared to $6,897,000 as of December 31, 2001.  Additionally, we have entered into a bank line of credit facility that is subject to renewal in November 2002.  We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables.  As of March 31, 2002, the Company did not have any amounts outstanding against the bank line of credit, however, based on our eligible accounts receivable balances on March 31, 2002, the Company had $706,000 available to borrow.

             Net cash used in operations was $2,889,000 during the quarter ended March 31, 2002. Net cash used in operations was primarily the result of the net loss of $3,870,000, and an increase in accounts receivable of $347,000.  Net cash from operations was partially offset by the effect of non-cash charges of $283,000, a decrease of $247,000 in inventories and an increase in accounts payable and accrued liabilities of $809,000 during the quarter. The decrease in inventories was related to the increase in shipments during the three months ended March 31, 2002, and the increase in accounts payable was related to the timing of  invoices received.  We anticipate that we will incur significant additional net losses during 2002 and anticipate that our accounts receivable balance may increase during 2002. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2002.  We have purchased inventory during the quarter to support our projected sales during 2002.  Should actual sales for 2002 be less than our projections, the carrying value of inventory may be adversely affected.

             Net cash provided by investing activities was $394,000 during the quarter ended March 31, 2002. The balance was primarily related to the proceeds from sales of short-term investments during the quarter of $450,000, partially offset by investments in additional property and equipment of $51,000. We anticipate significant spending on capital expenditures during the remainder of 2002.

             Net cash provided by financing activities was $6,843,000 during the quarter ended March 31, 2002, and was primarily the result of $6,883,000 from net proceeds received from a financing transaction we completed in March 2002, partially offset by $40,000 of principal payments on long-term debt.  We received gross proceeds of $7.3 million upon the completion of the private placement of 3,650,000 shares of common stock at a price of $2.00 per share. In connection with the transaction, we also issued to the purchasers, warrants to purchase an additional 1,825,000 shares of our common stock at an exercise price of $2.75 per share.

                All of our credit facilities contain financial, reporting and other covenants, which we are required to satisfy. We were in compliance with all such covenants at March 31, 2002, and are currently in compliance with all such covenants. We cannot assure you that we will continue to satisfy all such covenants in the future. We cannot assure you that if we default on any of such covenants, we could obtain a waiver of the default from the lender. In the event of default on any of these covenants, the party providing the financing under the applicable credit facility would not be obligated to advance further amounts to us under that facility, the entire amount outstanding, if any, under that facility could be declared to be immediately due and payable, and the party providing the financing under the applicable credit facility could exercise its legal remedies against those assets that are collateral for that facility.

Our line of Clearsite products currently generate material revenues and we expect these revenues to increase significantly in the future. However, we do not expect to recognize revenue equal to or greater than our costs and expenses until we further develop our products.  The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish commercial–scale manufacturing and to market these products. We expect to use significant amounts of cash for these purposes and to support losses from operations until product revenue increases.

        Our projections of product revenues are uncertain.  While we believe our products will be commercially successful, the timing of increases in product revenues will depend on many factors, including:

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

                Our future capital requirements will depend, generally, on our levels of revenue and spending. We believe our cash balance at March 31, 2002, together with our $2 million bank credit facility, should be sufficient to fund anticipated cash requirements through December 2002.

Based on current revenue, cost and expense expectations, we believe we will need to raise additional capital through equity or other financing transactions in order to fund operations beyond 2002.  We currently expect to raise additional capital through equity financing.  The terms of any future equity financing are presently uncertain, as they depend upon our financial performance through the time of the financing, as well as the general condition of the market for equity financing for companies such as ours, but we expect that they may be similar to the terms of the March 2002 transaction.

Should the terms of a prospective equity financing be unattractive, or should equity financing be unavailable on any terms, we have several options designed to forestall our inability to continue as a going concern and, we hope, allow us to complete an equity financing at a later date on more attractive terms.   These options include reducing current operating costs and deferring planned discretionary expenditures, such as capital expenditures, sales of assets, or a strategic transaction involving our intellectual property.

Because our future needs for cash and our future ability to raise financing involve significant uncertainties regarding future events, including our level of operating performance and the general condition of the market for equity financing, our planned course of action could change rapidly.  We are continually reevaluating our plans and expect to be prepared to take action promptly when appropriate.  However, there can be no assurance that unforeseen events will not deplete our cash resources sooner than we expect or that additional financing will become available on acceptable terms or at all.  Unless we are able to raise significant additional funds through issuance of new equity or debt, we may be required to obtain funds through a strategic transaction on unfavorable terms or to delay, reduce or eliminate one or more of our research and development programs.

Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern or that may result from the outcome of any of these uncertainties.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

             Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk.  Our exposure to financial market risks relates primarily to our exposure to the impact of changes in interest rates on our fixed income investment portfolio and long-term debt obligations.

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

Debt Obligations

             Our outstanding debt consists of term loan obligations that are primarily based on fixed rates.  Therefore, our exposure to changes in interest rates is limited because any increase or decrease in interest rates would not significantly increase or decrease interest expense on our debt obligations.

Part II: Other Information

Item 1:	Legal Proceedings

On July 17, 2001, ISCO International, Inc. (“ISCO”) filed a complaint in the United District Court for the District of Delaware against us alleging our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO’s U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems,” which was issued on July 17, 2001.  On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement.  The complaint seeks injunctive relief and damages for infringement.  We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct.  We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition.  We believe that ISCO’s claims are without merit and are defending ourself vigorously.

Item 2	Changes in Securities and Use of Proceeds

On March 21, 2002, we sold and issued an aggregate of 3,650,000 shares of common stock at $2.00 per share and issued warrants to purchase an additional 1,825,000 shares of common stock at $2.75 per share in a private placement of our equity. The offering was not underwritten and raised approximately $6,900,000 after expenses.  Certain institutional and accredited investors purchased shares of common stock in the offering, which sales were exempt from the requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Rule 506 of Regulation D under the Act.  The warrants we issued and sold in the offering do not include a ``net exercise’’ provision, are first exercisable on September 21, 2002, may be called by us if the market price of our common stock exceeds $4.75 per share for twenty consecutive trading days and expire on September 21, 2007.  The proceeds from the offering will be used for general operating expenses.

Item 3:	Default Upon Senior Securities
Not Applicable.
Item 4:	Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5:	Other Information
Not Applicable.

Item 6:	Exhibits and Reports on Form 8-K
(A) Exhibits
10.37	Amendment 1 to the License Agreement dated May 4, 1999 between General Dynamics Information Systems, Inc. (“GDIS”) and Conductus, Inc. (“Conductus”)
10.38	Amendment 2 to the License Agreement dated May 4, 1999 between General Dynamics Information Systems, Inc. (“GDIS”) and Conductus, Inc. (“Conductus”)
10.39+	Patent License Agreement between Lucent Technologies GRL Corporation and Conductus, Inc. effective as of April 1, 1999.

+ Confidential treatment has been requested for portions of this Exhibit.

(B) Reports on Form 8-K.

On April 17, 2002, we filed a report on Form 8-K reporting, under Item 5, that the Federal District Court for the District of Delaware had dismissed claims of infringement of U.S. Patent No. 6,203,340 for “Cryoelectronic Receiver Front End For Mobile Radio Systems,” issued March 20, 2001 and U.S. Patent No. 6,104,934 for “Cryogenic Receiver Front End,” issued August 15, 2000, from the previously-reported patent infringement lawsuit filed on July 17, 2001.

 On March 26, 2002, ISCO attempted to add additional claims of infringement on the two patents to its complaint by way of an amended Answer and Counterclaim. The two patents direct their claims to tower-mounted applications of cryogenic receiver front-end systems. Both we and co-defendant Superconductor Technologies, Inc. objected to the addition of the new claims and asked the court to strike or dismiss them.

The effect of this dismissal is that the litigation will proceed on its original schedule, and will not address claims directed to the additional patents.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.
Registrant

Dated: May 14, 2002	/s/ Ron Wilderink
Ron Wilderink
Vice President of Finance
Chief Financial Officer
and Secretary

/s/ Charles E. Shalvoy
Charles E. Shalvoy
President and Chief Executive Officer
and Duly Authorized Officer