Form 10-Q/A
period 2002-03-31
CONDUCTUS INC
filed 2002-07-12
CIK 884621

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

Common shares outstanding at June 28, 2002: 22,510,401

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

CONDUCTUS, INC.
Registrant

Dated: July 12, 2002	/s/ Ron Wilderink
Ron Wilderink
Vice President of Finance
Chief Financial Officer
and Secretary

/s/ Charles E. Shalvoy
Charles E. Shalvoy
President and Chief Executive Officer
and Duly Authorized Officer