Form 10-Q
period 2002-06-30
CONDUCTUS INC
filed 2002-08-14
CIK 884621

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10–Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    ☒    No   ☐

As of July 31, 2002, there were 22,510,401 shares of the registrant’s common stock outstanding

Total pages:
Index to Exhibits to be found on page

Conductus, Inc

Part I:  Financial Information

Item I:  Financial Statements

Conductus, Inc.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,376	$4,201
Short-term investments	450	2,696
Accounts receivable, net	1,114	1,151
Inventories	2,996	3,835
Prepaid expenses and other current assets	362	349
Total current assets	11,298	12,232
Property and equipment, net	2,740	3,033
Restricted cash	374	374
Other assets	530	587
Total assets	$14,942	$16,226

LIABILITIES
Current liabilities:
Accounts payable	$1,522	$725
Other accrued liabilities	2,146	1,909
Capital lease obligations	179	169
Total current liabilities	3,847	2,803
Capital lease obligations and long-term debt, net of current portion	113	205
Total liabilities	3,960	3,008

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	110,591	103,590
Receivable from stockholder	(460)	(460)
Accumulated deficit	(99,151)	(89,914)
Total stockholders’ equity	10,982	13,218
Total liabilities and stockholders’ equity	$14,942	$16,226

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Condensed Statements Of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product	$955	$752	$1,979	$1,294
Contract	639	954	1,582	1,684

Total revenues	1,594	1,706	3,561	2,978
Operating costs and expenses:
Cost of product revenues	2,597	2,671	4,257	4,705
Research and development	2,067	2,195	4,128	4,456
Selling, general and administrative	2,344	1,821	4,491	3,483

Total operating costs and expense	7,008	6,687	12,876	12,644

Loss from operations	(5,414)	(4,981)	(9,315)	(9,666)
Interest and other income	71	197	127	425
Interest expense	(25)	(32)	(50)	(72)

Net loss	(5,368)	(4,816)	(9,238)	(9,313)

Net loss per share:
Basic and diluted	$(0.24)	$(0.29)	$(0.44)	$(0.57)

Shares used in per share calculations:
Basic and diluted	22,468	16,626	20,763	16,358

The accompanying notes are an integral part of these condensed financial statements.

CONDUCTUS, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,238)	$(9,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	378
Amortization of discount on long term debt	46	14
Loss (gain) on disposal of equipment	4	(80)
Non-cash charge for warrants vesting upon commercial product sales	5	110
Changes in operating assets and liabilities:
Accounts receivable	37	(766)
Inventories	839	(1,581)
Prepaid expenses and other current assets	(1)	44
Accounts payable and other accrued liabilities	1,034	2,177

Net cash used in operating activities	(6,781)	(9,017)
Cash flows from investing activities:
Maturities of short-term investments	2,251	8,027
Purchases of short-term investments	(5)	(3,750)
Acquisition of property and equipment	(204)	(852)
Net proceeds from disposal of property and equipment	—	80

Net cash provided by investing activities	2,042	3,505
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,996	12,044
Principal payments on long-term debt and capital leases	(82)	(674)

Net cash provided by financing activities	6,914	11,370
Net increase in cash and cash equivalents	2,175	5,858
Cash and cash equivalents at beginning of period	4,201	7,202

Cash and cash equivalents at end of period	$6,376	$13,060

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements

(Unaudited)

1.          Summary of Significant Accounting Policies:

UNAUDITED FINANCIAL INFORMATION:

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The unaudited condensed financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The unaudited condensed results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 2001 balance sheet included in this unaudited interim report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Substantial Future Capital Needs

The Company’s future capital requirements will depend, generally, on future levels of revenues and spending. The Company believes that its cash balance at June 30, 2002, together with its $2 million bank credit facility, based on a limitation of 80% of certain eligible receivables, should be sufficient to fund anticipated cash requirements through December 2002.

Based on current revenues, cost and expense expectations, the Company believes it will need to raise additional capital through equity or other financing transactions prior to December 31, 2002 in order to fund operations beyond 2002.  The Company currently expects to raise additional capital through equity financing.  The terms of any future equity financing are presently uncertain, as they depend upon the financial performance of the Company through the time of the financing, as well as the general condition of the market for equity financing for companies such as Conductus.

Should the terms of a prospective equity financing be unattractive, or should equity financing be unavailable on any terms, the Company has several options designed to forestall its inability to continue as a going concern and, it hopes, allow it to complete an equity financing at a later date on more attractive terms.   These options include reducing current operating costs, deferring planned discretionary expenditures, such as capital expenditures, sales of assets or a strategic transaction involving its intellectual property.

Because the Company’s future needs for cash and future ability to raise financing involve significant uncertainties regarding future events, including its level of operating performance and the general condition of the market for equity financing, the Company’s planned course of action could change rapidly.  The Company is continually evaluating its plans and expects to be prepared to take action promptly when appropriate.  However, there can be no assurance that unforeseen events will not deplete its cash resources sooner than it expects or that additional financing will become available on acceptable terms or at all.  Unless the Company is able to raise significant additional funds through the issuance of new equity or debt, it may be required to obtain funds through a strategic transaction on unfavorable terms or to delay, reduce or eliminate one or more of its research and development programs.

The unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern or that may result from the outcome of any of these uncertainties.

2.          Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Six Months Ended June 30,
	2002	2001

Equipment acquired under capital lease	$—	514

3.          Basic and Diluted Net Loss Per Share:

A reconciliation of the numerator and denominator of the basic and diluted net loss per share is provided as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator - basic and diluted net loss per share:
Net loss	$(5,368)	$(4,816)	$(9,238)	$(9,313)
Denominator – basic and diluted net loss per share:
Weighted average common shares outstanding	22,468	16,626	20,763	16,358
Net loss per share:
Basic and diluted	$(0.24)	$(0.29)	$(0.44)	$(0.57)

In the above computations, common equivalent shares are excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.  Common equivalent shares, including common stock options and warrants, that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 115,000 and 925,000 for the three months ended June 30, 2002 and 2001, respectively, and 160,000 and 1,016,000 for the six months ended June 30, 2002 and 2001, respectively.

4.          Inventories:

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$968	$2,349
Work in process	1,142	888
Finished goods	886	598
Total	$2,996	$3,835

5.          Legal Proceedings:

On July 17, 2001, ISCO International, Inc. (“ISCO”) filed a complaint in the United States District Court for the District of Delaware against the Company, alleging that its current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO’s U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems,” which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. The Company denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. The Company filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. The Company believes that ISCO’s claims are without merit and are defending ourselves vigorously.

On March 26, 2002, ISCO attempted to add claims of infringement of two additional patents to its complaint by way of an amended Answer and Counterclaim. U.S. Patent No. 6,203,340 for “Cryoelectronic Receiver Front End For Mobile Radio Systems,” issued March 20, 2001, and U.S. Patent No. 6,104,934 for “Cryogenic Receiver Front End,” issued August 15, 2000, direct their claims to tower-mounted applications of cryogenic receiver front-end systems. Both the Company and the co-defendant, Superconductor Technologies, Inc., objected to the addition of the new claims and asked the court to strike or dismiss them.

On April 17, 2002, the court dismissed the additional claims. The effect of this dismissal is that the litigation will proceed on its original schedule, and will not address claims directed to the additional patents.

An adverse outcome in the pending litigation, or in litigation of other intellectual property claims could subject the Company to significant liabilities or require it to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for the Company.  As the litigation is in an initial stage, the Company is not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.’S (THE “COMPANY” OR “CONDUCTUS” OR “OUR”) ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AS SUPPLEMENTED BY AMENDMENT 2 TO OUR REGISTRATION STATEMENT ON FORM S-3 FILED JUNE 6, 2002. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

Overview

We develop, manufacture and market electronic components and systems based on superconductors for applications in the worldwide wireless telecommunications market. Our products use high-temperature superconductor technology, which has significant potential performance advantages over products based on competing materials such as copper. These advantages include enhanced sensitivity, efficiency, speed and operating frequency, as well as reduced power consumption, size, weight and cost. Our primary commercial product is our line of ClearSite® front-end receiver systems for cellular and personal communication services cell sites. These products may significantly enhance the services provided by wireless network operators. Taking advantage of the unique properties of high-temperature superconductor materials, ClearSite products can provide significant benefits in base station performance, including coverage enhancement, reduced interference, increased capacity and enhanced bandwidth. They can also reduce the size of the filter components required and enable network service providers and original equipment manufacturers to deploy new, and enhance existing, analog and digital cellular systems for increasingly demanding carrier network environments.

Our ClearSite products are designed for use with TDMA, CDMA, GSM and analog base stations. They may be installed as part of a new base station, or as a retrofit for existing base stations. In 2001, we introduced our ClearSite 2100 line of front-end receiver systems. ClearSite 2100 systems are available in both omni and three-sector configurations, and can be retrofitted into existing cell sites resulting in immediate performance improvements, or can be deployed in new network build outs. In 2002, we introduced our ClearSite 2300 Metro line of front-end receiver systems, which incorporates higher performance filtering capabilities specifically designed to address the needs of the urban market.

In addition to our products for the wireless communications infrastructure market, we design, manufacture and sell products for the government market. These specialized products use many of the same technologies used in our commercial products and, thus, complement our commercial product line.

A significant part of our revenues are derived from government research and development contracts. Many of these contracts are under programs calling for basic research of potentially broad application. We expect that this research may result in improvement of existing products (for example, with materials improvement, cryogenic technology or improved filter design or tuning performance) or possibly provide the basis for future products. We retain ownership of technology developed under these government contracts. The government obtains a perpetual, royalty-free license to use the technology for government purposes. Typically under these contracts, the government has the right to terminate the contract for convenience.

As of June 30, 2002, we had accumulated losses of approximately $99,151,000 and we expect to incur significant additional losses during the remainder of 2002. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. Though our product line is commercially available and generates material sales, we do not expect to recognize revenues equal to or greater than our costs and expenses until we achieve significantly larger sales volume and successfully reduce costs of the products.

Critical Accounting Policies and Estimates

General

Discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenues, contracts, inventories, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Our revenue recognition policy is significant because our revenues are a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments affect the application of our revenue policy.  Revenue results are difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter.

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed or determinable, title has transferred, collection of the resulting receivable is reasonably assured and there are no remaining obligations. We provide for future returns and warranty claims based on historical experience at the time revenue is recognized.

When we issue warrants or other equity instruments in connection with sales transactions, the fair value of the equity instrument, as calculated using the Black–Scholes option pricing model, is treated as a reduction in the amount of revenues recognized in the period, unless the reduction results in negative revenues for that specific customer on a cumulative basis, in which case the remainder, if any, increases cost of goods sold in our financial statements.

Research and Development Contracts

We have entered into contracts to perform research and development for the U.S. government. Revenue from these contracts is recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Estimates of costs-to-complete on contracts are based on significant management judgments including assessing the progress of the contract and estimating remaining tasks and associated costs. We have experienced managers who prepare these estimates, which are subject to review. Management assessments of costs to complete determine the amount of revenue and profit (or loss) that we recognize in an accounting period. Accordingly, actual revenue may differ materially from our estimates with different conditions or assumptions. Historically, we have not incurred significant unexpected contract losses.

Cost of U.S. government contract revenues for the three and six months ended June 30, 2002, were $1,543,000 and $3,301,000, respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The company accrues contract losses when they become reasonably estimable.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. We validate our perpetual inventory balances against a quarterly physical count making adjustments to the perpetual balance as necessary. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Results of Operations

Total revenues consist of contract and product revenues.  Substantially all product sales comprise sales of superconductive products.  Our total revenues decreased by 7% to $1,594,000 for the quarter ended June 30, 2002, from $1,706,000 in the comparable period of 2001. Total revenues for the six months ended June 30, 2002 were $3,561,000, which represents a 20% increase from $2,978,000 in the comparable period of 2001.  Product revenues for the quarter ended June 30, 2002 increased by 27% to $955,000, compared to product revenues of $752,000 for the comparable period of 2001. For the six months ended June 30, 2002, product revenues increased by 53% to $1,979,000 from $1,294,000 for the comparable period of 2001.  The increase in product revenues is primarily due to increased commercial unit shipments under one major contract during the comparison periods.  Product revenues for the quarter ended June 30, 2002 and 2001 were offset by non-cash sales discounts in the amount of $1,000 and $70,000, respectively.  The non-cash sales discounts related to the fair market value of 32,520 and 26,820 warrants, which vested during the second quarter of 2002 and 2001, respectively. Product revenues for the six months ended June 30, 2002 and 2001 were offset by non-cash sales discounts in the amount of $5,000 and $110,000, respectively.  The non-cash sales discounts related to the fair market value of 55,980 and 42,580 warrants, which vested during the first half of 2002 and 2001, respectively. Contract revenues decreased by 33% to $639,000, compared to $954,000 for the second quarter of 2001.  For the six months ended June 30, 2002, contract revenues decreased by 6% to $1,582,000, compared to $1,684,000 for the comparable period of 2001.  The decrease in contract revenues during the comparison periods is due primarily to delays in the start dates of anticipated new contracts.

Cost of product revenues was primarily composed of costs of products related to our wireless telecommunications products. Cost of product revenues decreased by 3% or $74,000 to $2,597,000 for the quarter ended June 30, 2002, compared to $2,671,000 for the comparable period of 2001 and represented 272% and 355% of product revenues, respectively.  Cost of product revenues decreased 10% to $4,257,000 for the first six months of 2002, compared to $4,705,000 for the comparable period of 2001 and represented 215% and 364% of product revenues, respectively. The decrease in the cost of product revenues as a percentage of product revenues was primarily due to a decrease in indirect manufacturing spending.  This decrease was partially offset by charges of approximately $557,000 recorded for the quarter ended June 30, 2002, related to a write-off of excess and obsolete inventory and direct material purchases.  We expect product costs, as a percentage of product revenues, to decrease and margins to improve as the volume of shipments of our wireless communications products grows.  In addition, we expect both our direct and indirect manufacturing costs to decline as a result of various cost cutting measures we have implemented, including a reduction in headcount, supply purchases and travel expense.  However, we cannot assure you that margins will improve in the future.

Research and development expenses include both externally and internally funded projects. Research and development expenses decreased by 6% to $2,067,000 in the quarter ended June 30, 2002, compared to $2,195,000 in the comparable period of the prior year.  Research and development represented 130% and 129% of total revenues in the quarters ended June 30, 2002 and 2001, respectively.   For the six months ended June 30, 2002 research and development expenses decreased by 7% to $4,128,000 from  $4,456,000 in the six months ended June 30, 2001.  Research and development expenses as a percentage of total revenues for the six months ended June 30, 2002 and 2001 were 116% and 150%, respectively.  The decrease in research and development expenses for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001 was due to a decrease in spending on recruiting and relocation of $86,000, and on sub-contractors for externally funded research and development contracts of $138,000.  These decreases were partially offset by increased spending on materials for externally funded research and development contracts of $164,000.  The increase in research and development expenses as a percentage of total revenues for the three months ended June 30, 2002, when compared to the three months ended June 30, 2001, was primarily due to the decrease in revenues during the comparison periods, partially offset by the decrease in research and development spending.   The decrease in research and development expenses for the six months ended June 30, 2002, when compared to the six months ended June 30, 2001, was primarily due to a decrease in spending on recruiting and relocation of $231,000 and a decrease in spending on sub-contractors for externally funded research and development contracts of $242,000, partially offset by increases in personnel costs of $222,000, due to increased headcount.  The decrease in research and development expenses as a percentage of total revenues for the six months ended June 30, 2002, when compared to 2001, was primarily due to the increase in revenues during the comparison periods and to a lesser extent, the decrease in research and development spending.  We expect to reduce our research and development spending during the remainder of 2002 as a result of various cost cutting measures we have implemented, including a reduction in headcount, supply purchases and travel expense, and, as a result, anticipate decreases in research and development expenses compared to the prior year.  However, there can be no assurance that we will be successful in our research and development cost reduction efforts.

Selling, general and administrative expenses include costs associated with marketing, sales, and various administrative activities.  Selling, general and administrative expenses increased by 29% to $2,344,000 from $1,821,000 in the quarters ended June 30, 2002 and 2001, respectively, and by 29% to $4,491,000 from $3,483,000 for the six months ended June 30, 2002 and 2001, respectively.  Selling, general and administrative expenses as a percentage of total revenues for the quarters ended June 30, 2002 and 2001 were 147% and 107%, respectively, and 126% and 117% for the six months ended June 30, 2002 and 2001, respectively.  The increase in spending for the three and six months ended June 30, 2002, compared to the same periods in the prior year, both as a percent of revenues and in dollars, was primarily due to  $780,000 and $1,300,000 in legal expenses related to the ISCO International litigation incurred in the three and six months ended June 30, 2002, respectively. The increase in legal expenses when compared to the same periods in the prior year was partially offset by decreases in recruiting and relocation expenses of $70,000 and $181,000, and personnel related expenses of $81,000 and $115,000 for three and six months ended June 30, 2002, respectively. We expect to continue to incur increased legal costs related to the ISCO International, Inc. patent litigation during the remainder of 2002 and, with the exception of legal spending, we expect to reduce sales, marketing, general and administrative spending as a result of various cost cutting measures we have implemented, including a reduction in headcount, supply purchases and travel expense during the remainder of 2002 when compared to the prior year.  However, there can be no assurance that we will be successful in our selling, general and administrative cost reduction efforts.

Interest and other income was $71,000 and $197,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, interest and other income was $127,000 and $425,000, respectively.  The decrease in interest income was primarily the result of lower average cash balances in 2002 compared to 2001.

Interest expense was $25,000 and $32,000 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, interest expense was $50,000 and $72,000, respectively.  Interest expense related primarily to our loan from a leasing company. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

As of June 30, 2002, our aggregate cash, cash equivalents and short-term investments, excluding $374,000 of restricted cash, totaled $6,826,000, compared to $6,897,000 as of December 31, 2001.  Additionally, we have a bank line of credit facility.  The bank line of credit is subject to renewal in November 2002.  We may borrow up to a maximum of $2,000,000 under the bank line of credit based on a limitation of 80% of certain eligible receivables.

Net cash used in operations was $6,781,000 during the six months ended June 30, 2002. Net cash used in operations was primarily the result of the net loss of $9,238,000, partially offset by a decrease in inventories and an increase in accounts payable and other accrued liabilities of $839,000 and $1,034,000, respectively, and the effect of non-cash charges of $548,000 for depreciation, amortization, loss on the disposal of equipment and warrants vesting upon commercial product sales during the first six months of 2002. We anticipate that we will incur significant additional net losses during the remainder of 2002 and anticipate that our accounts receivable may increase during the remainder of 2002. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2002.  We have purchased inventory during the first six months of 2002 to support our projected sales during 2002.  The increase in accounts payable and other accrued liabilities is principally a result of legal expenses related to the ISCO International, Inc. patent litigation and, to a lesser extent, inventory purchases.  Should actual sales for the remainder of 2002 be less than our projections, the carrying value of inventory may be adversely affected.

Net cash provided by investing activities was $2,042,000 during the six months ended June 30, 2002. The balance was primarily related to the proceeds from sales of short-term investments during the period of $2,251,000, partially offset by investments in additional property and equipment of $204,000. We do not anticipate significant spending on capital expenditures during the remainder of 2002.

Net cash provided by financing activities was $6,914,000 during the six months ended June 30, 2002, and was primarily the result of an equity financing of $7,300,000, less offering expenses of approximately $422,000, received from the issuance of 3,650,000 shares of common stock at $2.00 per share in March 2002, partially offset by principal payments on long-term debt of $82,000.  In connection with the equity financing, we also issued warrants to purchase an additional 1,825,000 shares of our common stock at an exercise price of $2.75 per share.

All of our credit facilities contain financial, reporting and other covenants, which we are required to satisfy. We were in compliance with all such covenants at June 30, 2002. We cannot assure you that we will continue to satisfy all such covenants in the future. We cannot assure you that if we were to default on any of such covenants, we would be able to obtain a waiver of the default from the lender. In the event of default on any of these covenants, the party providing the financing under the applicable credit facility would not be obligated to advance further amounts to us under that facility.  The entire amount outstanding, if any, under that facility could be declared to be immediately due and payable and the party providing the financing under the applicable credit facility could exercise its legal remedies against those assets that are collateral for that facility.

Our line of Clearsite products currently generates material revenues and we expect these revenues to increase in the future. However, we do not expect to recognize revenues equal to or greater than our costs and expenses until we reduce our overall product costs and produce in volumes sufficient to reduce the total of our direct product costs, manufacturing overhead and operating expenses enough to equal or be less than our revenue.  The continued development of our products will require a commitment of substantial funds to conduct further research and development and testing, to establish high volume commercial scale manufacturing and to market these products. We expect to use significant amounts of cash for these purposes and to support losses from operations until product revenues increase.

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

Our future capital requirements will depend, generally, on our levels of revenues and spending. We believe our cash balance at June 30, 2002, together with our $2 million bank credit facility, based on a limitation of 80% of certain eligible receivables, should be sufficient to fund anticipated cash requirements through December 2002.

Based on current revenue, cost and expense expectations, we believe we will need to raise additional capital through equity or other financing transactions prior to December 31, 2002, in order to fund operations beyond 2002.  We currently expect to raise additional capital through equity financing.  The terms of any future equity financing are presently uncertain, as they depend upon our financial performance through the time of the financing, as well as the general condition of the market for equity financing for companies such as ours, but we expect that they may be similar to the terms of the March 2002 transaction.

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

Because our future needs for cash and our future ability to raise financing involve significant uncertainties regarding future events, including our level of operating performance and the general condition of the market for equity financing, our planned course of action could change rapidly.  We are continually evaluating our plans and expect to be prepared to take action promptly when appropriate.  However, there can be no assurance that unforeseen events will not deplete our cash resources sooner than we expect or that additional financing will become available on acceptable terms or at all.  Unless we are able to raise significant additional funds through issuance of new equity or debt, we may be required to obtain funds through a strategic transaction on unfavorable terms or to delay, reduce or eliminate one or more of our research and development programs.

Our unaudited condensed financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern or that may result from the outcome of any of these uncertainties.

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

Part II:  Other Information

Item 1:              Legal Proceedings.

On July 17, 2001, ISCO International, Inc. (“ISCO”) filed a complaint in the United States District Court for the District of Delaware against us alleging our current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO’s U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems,” which was issued on July 17, 2001.  On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement.  The complaint seeks injunctive relief and damages for infringement.  We have denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct.  We have filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition.  We believe that ISCO’s claims are without merit and are defending ourselves vigorously.

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

The Annual Meeting of Stockholders was held on May 30, 2002.

(a)  The meeting included the election of the Board of Directors, submitted as Proposal No. 1, whose names are as follows:

John F. Shoch, Ph.D.
Robert M. Janowiak
Martin A. Kaplan
Charles E. Shalvoy
David L. Short

(b)  Other matters voted upon at the stockholders meeting were:

Proposal No. 2:  Approval of amendment to and restatement of the Company’s Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 40,000,000 to 75,000,000;

Proposal No. 3:  Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2002.

Shares of common stock voted as follows:

	Votes For	Votes Against
Proposal No. 1
(Election of Board of Directors)
John F. Shoch	15,241,114	155,679
Robert M. Janowiak	15,239,514	157,279
Martin A. Kaplan	15,238,079	158,714
Charles E. Shalvoy	15,207,088	189,705
David L. Short	15,235,124	161,669

	Votes For	Votes Against	Abstaining
Proposal No. 2
(Amendment and restatement of the Company’s Restated Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 40,000,000 to 75,000,000)	15,085,456	289,940	21,397

Proposal No. 3
(Approval of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for the fiscal year ending December 31, 2002)	15,361,079	22,984	12,730

Item 5:              Other Information.

Not Applicable.

Item 6:              Exhibits and Reports on Form 8-K

(A)  Exhibits

3.1        Amended and Restated Certificate of Incorporation of Conductus, Inc. dated June 19, 2002.

99.1                   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.

On April 22, 2002, we filed a current report on form 8-K reporting that on April 17, 2002, the Federal Court for the District of Delaware had dismissed the additional claims that ISCO International had attempted to add to the pending patent litigation. The effect of this dismissal is that the litigation will proceed on its original schedule, and will not address claims directed to the additional patents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.

Registrant

Dated: August 14, 2002	/s/ Ron Wilderink

Ron Wilderink
Vice President of Finance Chief Financial Officer and Secretary

/s/ Charles E. Shalvoy

Charles E. Shalvoy
President and Chief Executive Officer and Duly Authorized Officer