Form 10-Q
period 2002-09-30
CONDUCTUS INC
filed 2002-11-14
CIK 884621

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    ☒    No   ☐

As of October 31, 2002, there were 22,510,401 shares of the registrant’s common stock outstanding

Total pages:
Index to Exhibits to be found on page

Conductus, Inc

Part I:  Financial Information

Item I:  Financial Statements

Conductus, Inc.

Condensed Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$2,085	$4,201
Short-term investments	450	2,696
Accounts receivable, net	938	1,151
Inventories	2,545	3,835
Prepaid expenses and other current assets	557	349
Total current assets	6,575	12,232
Property and equipment, net	2,521	3,033
Restricted cash	374	374
Other assets	503	587
Total assets	$9,973	$16,226

LIABILITIES
Current liabilities:
Accounts payable	$1,644	$725
Accrued liabilities	1,753	1,909
Capital lease obligations	184	169
Total current liabilities	3,581	2,803
Capital lease obligations and long-term debt, net of current portion	66	205
Total liabilities	3,647	3,008

STOCKHOLDERS’ EQUITY
Common stock	2	2
Additional paid-in capital	110,591	103,590
Receivable from stockholder	(460)	(460)
Accumulated deficit	(103,807)	(89,914)
Total stockholders’ equity	6,326	13,218
Total liabilities and stockholders’ equity	$9,973	$16,226

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Condensed Statements Of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$341	$703	$2,320	$1,997
Contract	941	1,170	2,523	2,854

Total revenues	1,282	1,873	4,843	4,851
Operating costs and expenses:
Cost of product revenues	1,711	3,049	5,968	7,754
Research and development	2,232	2,212	6,360	6,668
Selling, general and administrative	2,022	1,901	6,513	5,384

Total operating costs and expenses	5,965	7,162	18,841	19,806

Loss from operations	(4,683)	(5,289)	(13,998)	(14,955)
Interest and other income	51	140	178	566
Interest expense	(24)	(26)	(74)	(99)

Net loss	(4,656)	(5,175)	(13,894)	(14,488)

Net loss per share:
Basic and diluted	$(0.21)	$(0.28)	$(0.65)	$(0.84)

Weighted average common shares used in per share calculations:
Basic and diluted	22,510	18,710	21,352	17,150

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(13,894)	$(14,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748	603
Amortization of discount on long term debt	44	15
Gain on disposal of equipment	(9)	(80)
Non-cash charge for warrants vesting upon commercial product sales	5	114
Changes in operating assets and liabilities:
Accounts receivable	213	(875)
Inventories	1,290	(1,121)
Prepaid expenses and other current assets	(191)	(310)
Accounts payable and accrued liabilities	763	1,459

Net cash used in operating activities	(11,031)	(14,683)
Cash flows from investing activities:
Maturities of short-term investments	2,250	9,027
Purchases of short-term investments	(4)	(3,753)
Acquisition of property and equipment	(216)	(1,277)
Net proceeds from disposal of property and equipment	13	80

Net cash provided by investing activities	2,043	4,077
Cash flows from financing activities:
Net proceeds from issuance of common stock	6,997	12,143
Principal payments on long-term debt and capital leases	(125)	(712)

Net cash provided by financing activities	6,872	11,431
Net increase (decrease) in cash and cash equivalents	(2,116)	825
Cash and cash equivalents at beginning of period	4,201	7,202

Cash and cash equivalents at end of period	$2,085	$8,027

The accompanying notes are an integral part of these condensed financial statements.

Conductus, Inc.

Notes To Condensed Financial Statements

(Unaudited)

1.          Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The unaudited condensed financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The unaudited condensed results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. The December 31, 2001 balance sheet included in this unaudited interim report was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements:

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred; however, the Company does not expect the adoption of SFAS No. 146 will have a material impact on our financial position and results of operations.

Substantial Future Capital Needs:

The Company’s future capital requirements will depend, generally, on future levels of revenues and spending. The Company believes that its cash balance at September 30, 2002, should be sufficient to fund anticipated cash requirements through December 2002.

 Conductus believes that the merger transaction contemplated between Conductus and Superconductor Technologies will close by the end of December 2002.  If the close of the merger is delayed beyond the end of December 2002, Conductus believes that its cash balance should be sufficient to fund operations into the first quarter of 2003; however, there can be no assurance that changes in Conductus’ plans or other events affecting Conductus will not result in the expenditure of its resources before then.  If the merger transaction is delayed significantly or is not completed at all, Conductus will be required to seek additional financing, however it can give no assurance that additional financing will be available on acceptable terms or at all.  Additionally, if the merger transaction is not completed and Conductus is unable to raise significant additional funds through debt or equity issuances, asset sales, or otherwise, it will be required to delay, reduce or eliminate one or more of its research and development programs or obtain funds from collaborative partners or others that may require Conductus to relinquish rights to its technologies or potential products that Conductus would not otherwise relinquish.  Conductus’ financial statements have been prepared assuming that Conductus will continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if Conductus is unable to continue as a going concern or that may result from the outcome of any of these other uncertainties.

2.          Supplemental Schedule of Non-Cash Investing and Financing Activities:

	Nine Months Ended September 30,
	2002	2001

Equipment acquired under capital lease	$—	514

3.          Basic and Diluted Net Loss Per Share:

The following table summarizes the Company’s loss per share computations for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator — basic and diluted net loss per share:
Net loss	$(4,656)	$(5,175)	$(13,894)	$(14,488)
Denominator — basic and diluted net loss per share:
Weighted average common shares outstanding	22,510	18,710	21,352	17,150
Net loss per share:
Basic and diluted	$(0.21)	$(0.28)	$(0.65)	$(0.84)

In the above computations, common equivalent shares are excluded from the diluted net loss per share calculations, as their effect is anti-dilutive.  Common equivalent shares, including common stock options and warrants, that could potentially dilute basic earnings per share in the future and that were not included in the computations of diluted loss per share because of anti-dilution were approximately 3,000 and 842,000 for the three months ended September 30, 2002 and 2001, respectively, and 85,000 and 935,000 for the nine months ended September 30, 2002 and 2001, respectively.

4.          Inventories:

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$658	$2,349
Work in process	785	888
Finished goods	1,102	598
Total	$2,545	$3,835

5.          Legal Proceedings:

On July 17, 2001, ISCO International, Inc. (“ISCO”) filed a complaint in the United States District Court for the District of Delaware against the Company, alleging that its current base station front-end systems containing cryogenically cooled superconducting filters infringe ISCO’s U.S. Patent No. 6,263,215, entitled “Cryoelectronically Cooled Receiver Front End for Mobile Radio Systems,” which was issued on July 17, 2001. On September 17, 2001, ISCO amended its complaint to allege willful infringement and to seek treble damages for the alleged infringement. The complaint seeks injunctive relief and damages for infringement. The Company denied infringement, denied that the patent is valid and alleged that the patent was procured through inequitable conduct. The Company filed counterclaims seeking declarations of invalidity and non-infringement and damages for unfair competition. The Company believes that ISCO’s claims are without merit and is defending itself vigorously.

The trial is scheduled to start March 17, 2003.  The parties completed the discovery process by June 28, 2002. On October 30, 2002, the Court issued its “Markman” order concerning the scope and meaning of the claims in the case.  After review of the ruling, the Company believes that its position remains strong.  Motions for summary judgment are pending.

An adverse outcome in the pending litigation, or in litigation of other intellectual property claims, could subject the Company to significant liabilities or require it to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for the Company.  The Company is not able at this time to estimate the possibility of loss or range of loss, if any, that might result. While the outcome of this claim cannot be predicted with certainty, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or cash flows.

6.          Subsequent Events:

On October 10, 2002, Conductus and Superconductor Technologies jointly announced they have signed a definitive agreement to merge the two companies and on October 31, 2002 Superconductor Technologies Inc. (“STI”) filed a Form S-4.  The new company will retain the Superconductor Technologies name, and will combine the talents, technologies and assets of the two pioneers of commercial wireless and government applications of superconducting technology.  In addition, the companies have secured firm commitments from existing shareholders and affiliated entities for a $20 million investment through a private placement in the combined company, which is expected to close concurrent with, and is contingent upon, the close of the merger.

Under the terms of the agreement, which is subject to customary regulatory approvals and stockholder approval from each company, Conductus stockholders will receive 0.6 shares of newly issued STI common stock for each outstanding share of Conductus common stock. This transaction, which is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes, will be accounted for as a purchase and is expected to close by December 31, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONDUCTUS, INC.’S (THE “COMPANY” OR “CONDUCTUS” OR “OUR”) ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AS SUPPLEMENTED BY AMENDMENT 2 TO OUR REGISTRATION STATEMENT ON FORM S-3 FILED JUNE 6, 2002. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

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

A significant part of our revenues are derived from government research and development contracts. Many of these contracts are under programs calling for basic research of potentially broad application. We expect that this research may result in improvement of existing products (for example, improved materials, cryogenics filter design or tuning performance) or possibly provide the basis for future products. We retain ownership of technology developed under these government contracts. The government obtains a perpetual, royalty-free license to use the technology for government purposes. Typically under these contracts, the government has the right to terminate the contract for convenience.

As of September 30, 2002, we had accumulated losses of approximately $103,807,000 and we expect to incur significant additional losses during the remainder of 2002. We, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our potential products in order to achieve profitability. Though our product line is commercially available and generates material sales, we do not expect to recognize revenues equal to or greater than our costs and expenses until we achieve significantly larger sales volume and successfully reduce costs of the products.

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

We recognize revenue upon the shipment of our products to the customer provided that we have received a purchase order, the price is fixed or determinable, title has transferred, collection of the resulting receivable is reasonably assured and there are no remaining obligations. We provide for future returns and warranty claims at the time revenue is recognized based on historical experience.

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

Research and Development Contracts

We have entered into contracts to perform research and development for the U.S. government. Revenue from these contracts is recognized utilizing the percentage-of-completion method measured by the relationship of costs incurred to total contract costs. Estimates of costs-to-complete on contracts are based on significant management judgments including assessing the progress of the contract and estimating remaining tasks and associated costs. We have experienced managers who prepare these estimates, which are subject to review. Management assessments of costs to complete determine the amount of revenue and profit (or loss) that we recognize in an accounting period. Accordingly, actual revenue and profit or loss may differ materially from our estimates with different conditions or assumptions. Historically, we have not incurred significant unexpected contract losses.

Cost of U.S. government contract revenues for the three and nine months ended September 30, 2002, were $1,158,000 and $4,459,000, respectively, allocated between research and development, and selling, general and administrative expenses. Costs include direct engineering and development costs and applicable overhead. The company accrues contract losses when they become reasonably estimable.

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

Results of Operations

             Revenues

Total revenues consist of contract and product revenues.  Substantially all product sales comprise sales of superconductive products.  Our total revenues decreased by 32% to $1,282,000 for the quarter ended September 30, 2002, from $1,873,000 in the comparable period of 2001. Total revenues for the nine months ended September 30, 2002 were $4,843,000, which compares with $4,851,000 in the comparable period of 2001.  Product revenues for the quarter ended September 30, 2002 decreased by 51% to $341,000, compared to product revenues of $703,000 for the comparable period of 2001. This decrease in product revenues during the quarter from the comparable period of 2001 was the result of a decrease in government product shipments partially offset by an increase in revenues related to commercial product shipments. For the nine months ended September 30, 2002, product revenues increased by 16% to $2,320,000 from $1,997,000 for the comparable period of 2001.  The increase in product revenues for the first nine months of 2002 is primarily due to increased commercial unit shipments under one major contract during the comparison periods.

Product revenues for the quarter ended September 30, 2002 and 2001 were offset by non-cash sales discounts in the amount of $0 and $4,000, respectively.  The non-cash sales discounts related to the fair market value of 2,240 and 2,800 warrants, which vested during the third quarter of 2002 and 2001, respectively. Product revenues for the nine months ended September 30, 2002 and 2001 were offset by non-cash sales discounts in the amount of $5,000 and $115,000, respectively.

The non-cash sales discounts related to the fair market value of 58,220 and 45,380 warrants, which vested during the first nine months of 2002 and 2001, respectively. Contract revenues decreased by 20% to $941,000, compared to $1,170,000 for the third quarter of 2001.  For the nine months ended September 30, 2002, contract revenues decreased by 12% to $2,523,000, compared to $2,854,000 for the comparable period of 2001.  The decrease in contract revenues during the comparison periods is due primarily to delays in the start dates of anticipated new contracts.

Cost and Expenses

             Cost of Product Revenues

Cost of product revenues was primarily composed of costs of products related to our wireless telecommunications products. Cost of product revenues decreased by 44% or $1,338,000 to $1,711,000 for the quarter ended September 30, 2002, compared to $3,049,000 for the comparable period of 2001 and represented 133% and 163% of total revenues, respectively.  Cost of product revenues decreased 23% to $5,968,000 for the first nine months of 2002, compared to $7,754,000 for the comparable period of 2001 and represented 123% and 160% of total revenues, respectively. The decreases in the cost of product revenues as a percentage of product revenues were primarily due to a decrease in indirect manufacturing spending.  These decreases were partially offset by charges of approximately $608,000 and $1,189,000 recorded for the three and nine months ended September 30, 2002, respectively, related to write-offs of excess and obsolete inventory during the periods.  We expect product costs, as a percentage of product revenues, to decrease and margins to improve as both our direct and indirect manufacturing costs decline as a result of various cost cutting measures we have implemented, including reductions in headcount, supply purchases and travel expense.  However, we cannot assure you that margins will improve in the future.

Research and Development Expenses

Research and development expenses include both externally and internally funded projects. Research and development expenses increased by 1% to $2,232,000 in the quarter ended September 30, 2002, compared to $2,212,000 in the comparable period of the prior year.  Research and development represented 174% and 118% of total revenues in the quarters ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002 research and development expenses decreased by 5% to $6,360,000 from $6,668,000 in the nine months ended September 30, 2001.  Research and development expenses as a percentage of total revenues for the nine months ended September 30, 2002 and 2001 were 131% and 137%, respectively.  The increase in research and development expenses for the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2001 was due to an increase in spending on capital equipment purchases for externally funded research and development contracts of $77,000, other outside services primarily related to new product design of $167,000 and contract labor of $26,000.  These increases were partially offset by decreases in spending on recruiting and relocation of $74,000, personnel costs of $28,000, travel of $15,000, rental of equipment $15,000 and on materials for externally funded research and development contracts of $100,000.  The increase in research and development expenses as a percentage of total revenues for the three months ended September 30, 2002, when compared to the three months ended September 30, 2001, was primarily due to the decrease in revenues during the comparison periods.  The decrease in research and development expenses for the nine months ended September 30, 2002, when compared to the nine months ended

September 30, 2001, was primarily due to a decrease in spending on recruiting and relocation of $305,000 and a decrease in spending on sub-contractors and materials for externally funded research and development contracts of $165,000 and $128,000, respectively, partially offset by increases in personnel costs of $157,000, due to increased average headcount and outside services primarily related to new product design of $151,000.  The decrease in research and development expenses as a percentage of total revenues for the nine months ended September 30, 2002, when compared to 2001, was primarily due to the decrease in research and development spending.

We expect to reduce our research and development spending during the remainder of 2002 as a result of various cost cutting measures we have implemented, including reductions in headcount, supply purchases and travel expense, and, as a result, anticipate decreases in research and development expenses compared to the prior year.  However, there can be no assurance that we will be successful in our research and development cost reduction efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with marketing, sales and various administrative activities.  Selling, general and administrative expenses increased by 6% to $2,022,000 from $1,901,000 for the quarters ended September 30, 2002 and 2001, respectively, and by 21% to $6,513,000 from $5,384,000 for the nine months ended September 30, 2002 and 2001, respectively.  Selling, general and administrative expenses as a percentage of total revenues for the quarters ended September 30, 2002 and 2001 were 158% and 101%, respectively, and 134% and 111% for the nine months ended September 30, 2002 and 2001, respectively.  The increase in spending for the three and nine months ended September 30, 2002, compared to the same periods in the prior year, both as a percentage of revenues and in dollar value, was primarily due to $590,000 and $1,890,000 in legal expenses related to the ISCO International litigation incurred in the three and nine months ended September 30, 2002, respectively.  This represented an increase in legal expenses of $372,000 and $1,690,000 for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in the prior year and was partially offset by decreases in other outside services of $146,000 and $152,000, recruiting and relocation expenses of $1,000 and $181,000, and personnel related expenses of $124,000 and $208,000 for three and nine months ended September 30, 2002, respectively. We expect to continue to incur significant legal costs related to the ISCO International, Inc. patent litigation during the remainder of 2002 and, with the exception of legal spending, we expect to reduce sales, marketing, general and administrative spending during the remainder of 2002 as a result of various cost cutting measures we have implemented, including reductions in headcount, supply purchases and travel expense.  However, there can be no assurance that we will be successful in our selling, general and administrative cost reduction efforts.

Interest and Other Income

Interest and other income was $51,000 and $140,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, interest and other income was $178,000 and $566,000, respectively.  The decrease in interest income was primarily the result of lower average cash balances in 2002 compared to 2001.

Interest expense was $24,000 and $26,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, interest expense was $74,000 and $99,000, respectively.  Interest expense related primarily to our loan from a leasing company. The decrease in interest expense was primarily the result of lower average debt levels during the comparison periods.

We do not believe that inflation has had a material effect on our financial condition or results of operations during the past two fiscal years. However, we cannot assure you that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

As of September 30, 2002, our aggregate cash, cash equivalents and short-term investments, excluding $374,000 of restricted cash, totaled $2,535,000, compared to $6,897,000 as of December 31, 2001.

Net cash used in operations was $11,031,000 during the nine months ended September 30, 2002. Net cash used in operations was primarily the result of the net loss of $13,894,000 and an increase in prepaid expenses and other current assets of $191,000, partially offset by decreases in accounts receivable and inventories and increases in accounts payable and other accrued liabilities of $213,000, $1,290,000 and $763,000, respectively, and the effect of non-cash charges of $788,000 for depreciation, amortization, gain on the disposal of equipment and warrants vesting upon commercial product sales during the first nine months of 2002. We anticipate that we will incur significant additional net losses during the remainder of 2002. As a result, we anticipate the use of additional cash in operating activities during the remainder of 2002.  We purchased inventory during the first nine months of 2002 to support our projected 2002 sales.  The increase in accounts payable and other accrued liabilities is principally a result of legal expenses related to the ISCO International, Inc. patent litigation and, to a lesser extent, inventory purchases.  Should actual sales for the remainder of 2002 be less than our projections, the carrying value of inventory may be adversely affected.

Net cash provided by investing activities was $2,043,000 during the nine months ended September 30, 2002. The balance was primarily related to proceeds from sales of short-term investments during the period of $2,250,000, partially offset by investments in additional property and equipment of $216,000. We do not anticipate significant spending on capital expenditures during the remainder of 2002.

Net cash provided by financing activities was $6,872,000 during the nine months ended September 30, 2002, and was primarily the result of an equity financing of $7,300,000, less offering expenses of approximately $422,000, received from the issuance of 3,650,000 shares of common stock at $2.00 per share in March 2002, partially offset by principal payments on long-term debt of $125,000.  In connection with the equity financing, we also issued warrants to purchase an additional 1,825,000 shares of our common stock at an exercise price of $2.75 per share.

We believe that the merger transaction contemplated, and noted in footnote 6, between the Company and Superconductor Technologies will close by the end of December 2002.  If the close of the merger is delayed beyond the end of December 2002, we believe that our cash balance should be sufficient to fund operations into the first quarter of 2003; however, there can be no assurance that changes in our plans or other events affecting the Company will not result in the expenditure of our resources before then.  If the merger transaction is delayed significantly or is not completed at all, we will be required to seek additional financing, however, we can give no assurance that additional financing will be available on acceptable terms or at all.  Additionally, if the merger transaction is not completed and we are unable to raise significant additional funds through debt or equity issuances, asset sales, or otherwise, we will be required to delay, reduce or eliminate one or more of our research and development programs or obtain funds from collaborative partners or others that may require us to relinquish rights to our technologies or potential products that we would not otherwise relinquish.  Our financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern or that may result from the outcome of any of these other uncertainties.

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

Item 4:  Controls and Procedures

Our Chief Executive Officer and the Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) designed to ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.  There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

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

The trial is scheduled to start March 17, 2003.  The parties completed the discovery process by June 28, 2002.  On October 30, 2002, the Court issued its “Markman” order concerning the scope and meaning of the claims in the case.  After review of the ruling, we believe that our position remains strong.  Motions for summary judgment are pending.

An adverse outcome in the pending litigation, or in litigation of other intellectual property claims, could subject us to significant liabilities or require us to cease using such technology. The cost of defending a patent lawsuit will likely constitute a major financial burden for us. We are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predicted with certainty, we do not believe that the outcome will have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 6:              Exhibits and Reports on Form 8-K

(A)  Exhibits

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K.

On October 16, 2002, we filed a current report on form 8-K reporting that on October 10, 2002, Conductus, Inc., a Delaware corporation (the “Company”) entered into a merger agreement providing for the merger of the Company with STI Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of Superconductor Technologies Inc., a Delaware corporation.  The merger is subject to conditions, including the approval of the stockholders of each of the Company and Superconductor Technologies, Inc.

On October 23, 2002, we filed a current report on form 8-K reporting that the Company had entered into a Third Amendment to Rights Agreement, dated as of October 10, 2002 (the “Third Rights Agreement Amendment”), with EquiServe Trust Company, N.A. as successor Rights Agent, which amends the Rights Agreement, dated as of January 29, 1998 (the “Rights Agreement”), originally between the Company and Boston EquiServe L.P., as Rights Agent.  Among other things, the Third Rights Agreement Amendment amends the Rights Agreement such that (i) none of Superconductor Technologies Inc., a Delaware corporation (“Superconductor”), STI Acquisition, Inc., a Delaware corporation (“Merger Sub”) or any of their affiliates or associates shall be deemed to be an Acquiring Person, as such term is defined in the Rights Agreement, and (ii) neither a Shares Acquisition Date nor a Distribution Date, as such terms are defined in the Rights Agreement, shall be deemed to occur by virtue of the execution of the Agreement and Plan of Merger dated October 10, 2002 among Superconductor, Merger Sub and the Company, or by the announcement or the consummation of the transactions contemplated therein.  The Third Rights Agreement Amendment is attached hereto as Exhibit 4.1 and is incorporated herein by reference.  The foregoing description of the Third Rights Agreement Amendment is qualified in its entirety by reference to such exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDUCTUS, INC.

Registrant

Dated: November 14, 2002	/s/ Ron Wilderink

Ron Wilderink
Vice President of Finance Chief Financial Officer and Secretary

/s/ Charles E. Shalvoy

Charles E. Shalvoy
President and Chief Executive Officer and Duly Authorized Officer

CERTIFICATIONS

I, Charles E. Shalvoy, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Conductus, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Charles E. Shalvoy
Charles E. Shalvoy
President and Chief Executive Officer
(Principal Executive Officer)

I, Ron Wilderink, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Conductus, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Ron Wilderink
Ron Wilderink
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)